Form 10-Q
period 1995-03-31
BFS BANKORP INC
filed 1996-05-10
CIK 820900

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the quarterly period ended March 31, 1996


Commission File Number 0-16825


                         BFS Bankorp, Inc.
     (Exact name of registrant as specified in its charter)


          Delaware                                13-3475050
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)               Identification Number)

110 William Street, New York, New York                   10038
(Address of principal executive offices)               (zip code)


Registrant's telephone number, including area code: (212) 227-4040


                           Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  [X]  No   [ ]

Number of shares of common stock, par value $.01 per share outstanding (net of treasury stock) as of April 30, 1996:
1,635,488.
PAGE

                BFS Bankorp Inc. & Subsidiaries
                           Form 10-Q
                       Table of Contents

PART 1 - FINANCIAL INFORMATION                              PAGE
     Item 1. Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition      3
           as of December 31, 1995 and September 30, 1995

          Consolidated Statements of Income for the three     4
            months ended December 31, 1995 and 1994

          Consolidated Statements of Changes in
           Stockholders' Equity for the three months ended    5
           December 31, 1995

          Consolidated Statements of Cash Flows for the       6
           three month periods ended December 31, 1995
           and 1994

          Notes to Consolidated Financial Statements          7

     Item 2. Management's Discussion and Analysis of the      9
           Financial Condition and Results of Operation

PART 2 - OTHER INFORMATION

     Item 1.  Legal Proceedings                               20

     Item 2.  Changes in Securities                           20

     Item 3.  Defaults upon Senior Securities                 20

     Item 4.  Submission of Matters to a Vote of Security
               Holders                                        20

     Item 5.  Other Information                               20

     Item 6.  Exhibits and Reports on Form 8-K                21

     Signature Page                                           22

PAGE

                 BFS Bankorp, Inc. & Subsidiaries
          Consolidated Statements of Financial Condition
                           (Unaudited)

                                     March 31, 1996         September 30, 1995
- -------------------------------------------------------------------------------
                                             (Dollars in thousands)

Assets:
Cash and due from banks              $  4,973               $  5,978
Federal funds and interest-
  bearing deposits                      5,000                 14,000
Securities held to maturity, net
 (estimated market value of $18,740
 and $16,163 at March 31, 1996 and
 September 30, 1995, respectively)     18,859                 16,135
Mortgage-backed securities held to
 maturity, net (estimated market
 value of $15,804 and $17,426 at
 March 31, 1996 and September 30,
 1995, respectively)                   15,601                 17,194

First mortgage and other loans        516,867                496,246
Allowance for loan losses              (5,866)                (5,359)
- -------------------------------------------------------------------------------
  Loan, net                           511,001                490,887

Premises and equipment, net             2,997                  2,671
Real estate owned                         583                    369
Accrued interest receivable             4,268                  4,259
Other assets                            3,170                  3,658
 Total assets                        $566,452               $555,151
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Liabilities:
 Deposits                             388,992                388,562
 Borrowed funds                        94,600                 94,600
 Collateralized mortgage
  obligatiosn (CMOs)                   13,810                 15,183
 Mortgagors' escrow payments           13,926                 10,237
 Accrued expenses and other
  liabilities                           9,022                  5,757
- -------------------------------------------------------------------------------
   Total liabilities                  520,350                514,339
- -------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock, $.01 par value,
  2,000,000 shares authorized,
  none issued
 Common stock, $.01 par value,
  6,000,000 shares authorized,
  1,695,428 issued with 1,635,488
  outstanding at March 31, 1996
  and 1,694,597 issued and
  1,634,627 outstanding at
  September 30, 1995                       17                     17
 Additional paid-in capital            10,742                 10,711
 Retained earnings                     35,927                 30,670
 Common stock acquired for
  Management Recognition Plan (MRP)       (19)                   (21)
 Common stock in Treasury, at cost;
  59,940 shares at March 31, 1996
  and September 30, 1995,
  respectively                           (565)                  (565)
- -------------------------------------------------------------------------------
    Total stockholders' equity         46,102                 40,812
- -------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                             $566,452               $555,151
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       BFS Bankorp, Inc. & Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                     Three Months Ended  Six Months Ended
                                         March 31,           March 31,
- ---------------------------------------------------------------------------
                                     1996     1995       1996      1995
- ---------------------------------------------------------------------------
Interest income:
  First mortgage and other loans     $12,699  $ 8,051    $24,813   $15,441
  Mortgage-backed securities             290    2,714        592     5,306
  Securities held to maturity            348      372        689       661
  Federal funds                          117      109        301       214
- ---------------------------------------------------------------------------
    Total interest income             13,454   11,246     26,395    21,622
- ---------------------------------------------------------------------------

Interest expense:
  Deposits                             4,026    3,296      8,097     6,428
  Borrowed funds                       1,696    1,486      3,394     2,687
  Collateralized mortgage
   obligationz                           377      424        771       863
- ---------------------------------------------------------------------------
    Total interest expense             6,099    5,206     12,262     9,978
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

  Net interest income                  7,355    6,040     14,133    11,644
Provision for loan losses                  -       31          -       204
- ---------------------------------------------------------------------------
Net interest income after provision
  for loan losses                      7,355    6,009     14,133    11,440

Other income:
  Loan fees and service charges          409      393        609       686
  Other fees, service charges and
   other income                          221      219        457       467
  Gain (loss) on sale of assets, net     926       56      1,011       (90)
- ---------------------------------------------------------------------------
    Total other income                 1,556      668      2,077     1,063
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Other expenses:
  Compensation and benefits            1,875    1,756      3,594     3,350
  Occupancy and equipment                578      511      1,105     1,028
  Marketing, professional fees and
   services                              406      226        654       445
  SAIF deposit insurance premiums        229      215        450       458
  Data processing service fees           162      153        319       294
  Provision for real estate losses         -      139          -       166
  Net (income) loss from real estate
   operations                            (84)      75         (6)       39
  Other                                  311      313        636       655
- ---------------------------------------------------------------------------
    Total other expenses               3,477    3,388      6,752     6,435
- ---------------------------------------------------------------------------

Income before provision for income
 tax expense                           5,434    3,289      9,458     6,068
Provision for income tax expense       2,456    1,584      4,201     2,926
- ---------------------------------------------------------------------------
Net income                           $ 2,978  $ 1,705    $ 5,257   $ 3,142
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
  Primary earnings per share         $  1.70  $  0.99    $  3.00   $  1.82
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
  Fully diluted earnings per share   $  1.70  $  0.99    $  3.00   $  1.82
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

                                BFS Bankorp, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                                                        Common
                                   Additional                           Stock
                                   Common        Paid-in  Retained      Acquired  Treasury
(In thousands)                     Stock         Capital  Earnings      for MRP     Stock   Total
- ----------------------------------------------------------------------------------------------------
Six Months Ended March 31, 1996

Balance at September 30, 1995       $ 17         $10,711  $30,670       $(21)     $(565)    $40,812
Net incomef for quarter ended
 December 31, 1995                    --              --    2,279         --         --       2,279
Amortization of MRP stock             --              --       --          1         --           1
- ----------------------------------------------------------------------------------------------------

Balance at December 31, 1995          17          10,711   32,949        (20)      (565)     43,092
Net income for quarter ended
 March 31, 1996                       --              --    2,978         --         --       2,978
Incentive stock plan for outside
 directors issuance                   --              31       --         --         --          31
Amortization of MRP stock             --              --       --          1         --           1
- ----------------------------------------------------------------------------------------------------
Balance at March 31, 1996           $ 17         $10,742  $35,927       $(19)     $(565)    $46,102
- ----------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

PAGE

                     BFS Bankorp, Inc. & Subsidiaries
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                   Three Months Ended    Six Months Ended
                                                        March 31,            March 31,
- ---------------------------------------------------------------------------------------------
                                                      1996     1995       1996      1995
- ---------------------------------------------------------------------------------------------
Net cash flows from operating activities:            $  2,978  $  1,705   $  5,257  $  3,142
 Net income
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Amortization of MRP and ESOP                              1         3          2         7
  Accretion of discounts, net of amortization
   of premiums                                           (536)      (84)      (722)      (96)
  (Increase) decrease in other assets                    (718)   (2,111)       488    (2,098)
  Increase in accrued expenses and other liabilities    2,857     3,773      3,265     1,911
  Increase in accrued interest receivable                 (66)     (191)        (9)     (432)
  Provisions ofr loan and real estate losses               --       170         --       370
  (Gain) loss on sale of assets, net                     (842)      (56)      (926)       90
  Incentive stock plan for outside directors issuance      31        31         31        31
  Depreciation and amortization                           183       168        332       322
- ---------------------------------------------------------------------------------------------
Net cash provided by operating activities               3,888     3,408      7,718     3,247
- ---------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Principal payments on mortgage and other loans       24,441     5,074     41,586    10,807
  Principal payments on mortgage-backed securities        755     4,858      1,582     6,218
  Mortgage and other loans sold                           593     2,205      7,699     6,762
  Real estate owned sold                                6,116     2,127      6,761     5,133
  Investments in mortgage and other loans             (31,132)  (13,971)   (74,605)  (53,231)
  Investments in mortgage-backed securities                --    (7,170)        --    (7,170)
  Maturities of securities held to maturity             5,245     5,581     13,550     7,528
  Purchases of securities held to maturity             (7,951)   (6,339)   (16,274)  (10,277)
  Net additions in premises and equipment                (368)     (111)      (658)     (249)
- ---------------------------------------------------------------------------------------------
Net cash used in operating activities                  (2,301)   (7,746)   (20,359)  (34,479)
- ---------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposits, net of interest credited        3,454     1,105        430     4,068
  Increase in other borrowings                             --     7,805         --    32,000
  Principal payments on collateralized mortgage
    obligatiosn                                          (706)     (673)    (1,483)   (1,342)
  Stock options exercised                                  --        77         --        77
  (Decrease) increase in advance payments by
    borrowers                                          (4,416)    3,302      3,689     3,948
- ---------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities  (1,668)   11,616      2,636    38,751
- ---------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents      (81)    7,278    (10,005)    7,519
Cash and cash equivalents at beginning of period       10,054    13,986     19,978    13,745
- ---------------------------------------------------------------------------------------------
Cash and cash equivalents at ending of period        $  9,973  $ 21,264   $  9,973  $ 21,264
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                     $  1,120  $    540   $  2,149  $  2,110
    Interest on deposits and borrowed money          $  6,099  $  3,316   $ 12,262     6,462

Non-cash transactiosn:
  Transfer from loans to real estate owned           $  3,832  $    140   $  5,770  $    384
  Transfer of mortgage-backed securities held for
    sale, net to mortgage-backed securities held
    for maturity                                     $     --  $     --   $     --  $103,354
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                BFS Bankorp, Inc. & Subsidiaries
      Notes to Unaudited Consolidated Financial Statements
                          March 31, 1996
Note 1:

     The accompanying unaudited consolidated financial statements include the accounts of BFS Bankorp, Inc. ("Company") and its wholly owned subsidiary, Bankers Federal Savings FSB ("Bank") and the Bank's wholly owned subsidiaries, BFED I Corporation, Bankers Federal Service Corporation, Fayette Properties, Inc., BFS Credit Corporation, BFS Finance Corporation and the inactive John Street Service Corporation, as of March 31, 1996 and September 30, 1995 and for the three and six month periods ended March 31, 1996 and 1995.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1995, as presented on form 10-K. As such, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all necessary adjustments, consisting of normal recurring accruals necessary for fair presentation, have been included. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation. The results of operations for the six month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2:

     Primary and fully diluted earnings per share are computed based on net income for the three and six month periods ended March 31, 1996 and 1995. The weighted average number of shares of common stock and common stock equivalents used in the computation of primary and fully diluted earnings per share are as follows:

                                     Three Months Ended       Six Months Ended
                                          March 31,               March 31,
- --------------------------------------------------------------------------------
                                        1996       1995       1996       1995
- --------------------------------------------------------------------------------
Number of shares used in
 the calculation of:
  Primary earnings per share         1,752,081  1,722,593  1,750,809  1,721,713
  Fully diluted earnings per share   1,752,165  1,723,656  1,751,016  1,755,520


Note 3:

     In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. At March 31, 1996, the Bank had commitments outstanding to originate mortgage loans of approximately $46,779,000, all of which will be secured by multi-family residential properties. In addition, unused lines of credit approximated $178,000 at March 31, 1996. Loans serviced by the Bank for the benefit of others totaled approximately $51,115,000 at March 31, 1996, all of which are on a non-recourse basis. In June, 1995, the Bank renewed an overnight line of credit with the Federal Home Loan Bank of New York ("FHLBNY") in the amount of $26,313,600, which
PAGE
expires in June, 1996. The Bank utilizes the line of credit as is necessary to meet temporary cash needs and expects to renew the line of credit come June, 1996. As of March 31, 1996, the balance outstanding on the line of credit was $-0-.

Note 4:

     In the first quarter of fiscal 1996, the Company adopted Statement of Financial Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan". SFAS 114 generally requires all creditors to account for impaired loans, with the exception of those loans that are accounted for at fair value or at a lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate.

     Also in the first quarter of fiscal 1996, the Company adopted SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS 118 amends SFAS 114 to permit creditors to use existing methods for recording interest income by eliminating the income recognition provisions of SFAS
114. Creditors may continue to use a cost recovery or cash basis method (or some combination of both) to account for interest income on impaired loans.

     SFAS No. 114 also provides that in-substance foreclosed loans should not be included in Real Estate Owned but in the loan portfolio for financial reporting purposes. Accordingly, $479,000 of in-substance foreclosed loans at September 30, 1995 were reclassified from Real Estate Owned to First Mortgage and Other
Loans.

     Under SFAS No. 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Company's impaired loans are those nonconsumer loans currently reported as nonaccrual. Impaired loans for which the discounted cash flows, collateral value or market price exceeds the carrying value of the loan do not require an allowance under SFAS No. 114. The allowance for impaired loans for which the discounted cash flows, collateral value or market price is less than the carrying value of the loan is included in the Company's overall allowance for credit losses. The Company recognizes interest income on these loans to the extent received in cash.

     The following table sets forth impaired loan disclosures (in thousands) as of and for the six months ended March 31, 1996:

Impaired loans with an allowance   $    --
Impaired loans without an
 allowance                           7,818
                                   -------
  Total impaired loans             $ 7,818
                                   -------
                                   -------

Allowance for impaired loans       $    --
                                   -------
                                   -------

Average balance of impaired loans
 during the period                 $11,821
                                   -------
                                   -------

Interest income recognized on
 impaired loans during the period  $     6
                                   -------
                                   -------

                BFS Bankorp, Inc. & Subsidiaries
            Management's Discussion and Analysis of
         Financial Condition and Results of Operations

General

     BFS Bankorp, Inc., a Delaware business corporation, is a holding company whose principal subsidiary is Bankers Federal Savings FSB. The Bank is a federally-chartered savings bank, headquartered in New York City, New York and is insured by the Federal Deposit Insurance Corporation ("FDIC") through the Savings Association Insurance Fund ("SAIF"). The Company was organized at the direction of the Bank in connection with the Bank's conversion from mutual to stock form of organization on May 11, 1988.

     The primary activity of the Company at this time is its ownership of all outstanding capital stock of the Bank. The Bank is principally engaged in the business of originating multi-family residential first mortgage loans and funding said loans by
attracting retail deposits from the general public.   At its
discretion, the Bank may borrow funds from the FHLBNY as a source of funds in lieu of or in addition to savings growth. The Bank maintains a portion of its assets in investment securities including, but not limited to, US Government and agency securities, mortgage-backed securities and federal funds.

Financial Condition

     The Company's total assets increased by $11.3 million to $566.5 million at March 31, 1996 from $555.2 million at September 30, 1995. The Company's total stockholders' equity increased by $5.3 million to $46.1 million at March 31, 1996 from $40.8 million at September 30, 1995. This increase is primarily the result of the net income recorded by the Company during the six month period ended March 31, 1996. Origination of first mortgage loans totaled $74.6 million and $7.7 million of single family mortgage loans were sold. The funding for these new origination's came primarily from a decrease of $9.0 million in Fed funds and the cash inflows associated with the repayments on loans and mortgage-backed securities, and increased mortgagors' escrow payments.

     Non-performing assets decreased to $8.4 million, or 1.48% of total assets at March 31, 1996, as compared to $13.7 million, or 2.46% of total assets at September 30, 1995. Loans 90 or more days delinquent decreased to $7.8 million or 1.51% of total loans at March 31, 1996 as compared to $13.3 million and 2.69% of total loans at September 30, 1995. Non-performing assets continue to decline through individual sales of real estate owned, resolutions of previously non-performing assets and minimal new non-performing assets.

     The following tables illustrate the segregation of the amount of non-performing assets (in thousands) by property type at the dates indicated:


                                 Construction   1-4 Family   Multi-family   Total
- --------------------------------------------------------------------------------------
As of March 31, 1996
Loans 90 days or more delinquent   $   --       $1,504       $ 6,314        $ 7,818
Real estate owned                      --          332           251            583
- --------------------------------------------------------------------------------------
                                   $   --       $1,836       $ 6,565        $ 8,401
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------

As of September 30, 1995
Loans 90 days or more delinquent   $  170       $1,732       $11,410        $13,312
Real estate owned                      --          265           104            369
- --------------------------------------------------------------------------------------
                                   $  170       $1,997       $11,514        $13,681
- --------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------


     The following table is an analysis of the Bank's general allowance for loan losses (in thousands) for the periods indicated:

                                   Three Months Ended   Six Months Ended
                                        March 31,          March 31,
                                   -----------------   -------------------
                                     1996     1995      1996      1995
                                   -------- --------   --------  ---------
Beginning Balance                  $5,635   $4,816     $5,359    $4,684
Provision for loan losses              --       31         --       204
Chargeoffs
  One to four family                   --        4         10        26
  Multi family                         --       19         --        38
Recoveries - multi-family            (231)      --       (517)       --
- ---------------------------------------------------------------------------
Net (recoveries) chargeoffs          (231)      23       (507)       64
- ---------------------------------------------------------------------------
Ending balance                     $5,866   $4,824     $5,866    $4,824
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Ratio of net chargeoffs to
  average loans                     (0.05)%   0.01%     (0.10)%    0.02%
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Ratio of allowance to total loans    1.13%    1.36%      1.13%     1.36%
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------
Ratio of allowance to
  non-performing loans              75.03%   28.22%     75.03%    28.22%
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------


     The following table is an analysis of the Bank's general allowance for real estate losses (in thousands) for the periods indicated:

                                   Three Months Ended   Six Months Ended
                                        March 31,          March 31,
                                   -----------------   -------------------
                                     1996     1995      1996      1995
                                   -------- --------   --------  ---------
Beginning Balance                  $   --   $   --     $   --    $  207
Provision for loan losses              --      139         --       166
Chargeoffs
  One to four family                   --       34         --        34
  Multi family                         --      105         --       339
Recoveries - multi-family              --       --         --        --
- --------------------------------------------------------------------------
Net (recoveries) chargeoffs            --      139         --       373
- --------------------------------------------------------------------------
Ending balance                     $   --   $   --     $   --    $   --
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

Liquidity and Capital Resources

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short term borrowings. This liquidity
PAGE
requirement, which is currently 5%, may be changed from time to time by the Office of Thrift Supervision ("OTS") to any amount within the range of 4% to 10%, depending upon economic conditions and the savings flow of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank at March 31, 1996 was 7.86%, which exceeded the then applicable 5% liquidity requirement. The Bank's short term liquidity ratio at March 31, 1996 was 5.92%.

     The OTS requires the Bank to maintain minimum capital applicable to three categories as defined in the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"). The three categories are: (1) tangible capital, which is required to be no less than 1.5% of total assets; (2) core or leverage capital, which is required to be no less than 3% of total assets; and (3) risk-based capital, which is required to be no less than 8% of risk-weighted assets. In April, 1991, the OTS proposed raising its core or leverage capital requirement such that all but the highest rated institutions would have a requirement of between 4% and 5% of total assets. The implementation of this proposal could increase the Bank's core or leverage capital requirement. In July, 1992, the OTS announced its revised interest rate risk regulation, which it has adopted and expects to implement shortly. The regulation requires thrifts with "above normal" interest rate risk (measured as a loss of economic value that exceeds 2 percent of an institutions assets under a hypothetical 200 basis point shock in interest rates) to hold capital in an amount equal to half the difference between measured risk and 2 percent, times the requirement. Management's measurement of this risk on the Bank indicates that no additional capital would have been required at the last measurement date.

     The following table depicts the Bank's regulatory capital for the periods indicated:

                            Tangible Capital   Core    Capital Risk-based  Capital
                             Amount  Percent  Amount   Percent   Amount    Percent
                            -------- -------  -------  ------- ---------   -------
As of March 31, 1996:
 Regulatory capital         $45,433   8.02%   $45,433   8.02%  $49,827      14.23%
 Regulatory requirement       8,496   1.50%    16,992   3.00%   28,006       8.00%
- -----------------------------------------------------------------------------------
 Excess capital             $36,937   6.52%   $28,441   5.02%  $21,821       6.23%
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

As of September 30, 1995:
 Regulatory capital         $40,080   7.22%   $40,080   7.22%  $44,418      12.83%
 Regulatory requirement       8,328   1.50%    16,655   3.00%   27,687       8.00%
- -----------------------------------------------------------------------------------
 Excess capital             $31,752   5.72%   $23,425   4.22%  $16,731       4.83%
- -----------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------

     In September, 1992, the OTS, jointly with the other Bank Regulatory agencies, issued regulations implementing the prompt correction provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations define three categories of capital that institutions will be measured against:
(1) a risk-based capital ratio which is the ratio of risk-based capital to risk-weighted assets; (2) a Tier 1 capital ratio which is the ratio of Tier 1 or core capital to risk-weighted assets; and
(3) a leverage capital ratio which is the ratio of core capital to adjusted total assets. An institution will be deemed well capitalized if its risk-based capital ratio is 10% or more, its Tier 1 capital is 6% or more, and its leverage capital is 5% or PAGE more and it is not subject to an OTS Order or Directive to meet and
maintain any other capital level.       An institution will be
deemed adequately capitalized if its risk-based capital ratio is not less than 8%, its Tier 1 capital is not less than 4%, and its leverage capital is not less than 4%. Any institution with capital levels lower than these would be deemed to be undercapitalized. An institution is deemed significantly undercapitalized if its risk-based capital ratio is less than 6% or its Tier 1 capital ratio is less than 3%. An institution is deemed critically undercapitalized if its Tier 1 capital ratio is less than 2%. Based upon this criteria, the Bank would be deemed to be well capitalized at March 31, 1996.

     The FDIC Board has reduced the insurance premium assessed on deposits insured by the Bank Insurance Fund ("BIF"). The FDIC reduced the BIF premiums from a range of 23 to 31 basis points, which is the range of premiums currently paid on deposits insured by the SAIF, to a range of 0 to 31 basis points. The FDIC estimated that in excess of 90% of banks whose deposits are insured through the BIF would be assessed at the lowest premium rate. Due to the reserve levels of the SAIF, the FDIC has not proposed a reduction in the SAIF insurance premiums and it is not expected that, absent legislative developments, the insurance premiums assessed on SAIF deposits could be reduced until the end of the decade. The deposits held by the Bank are insured through the SAIF and, although the Bank currently pays the lowest premium assessed on SAIF deposits, the reduction in BIF premiums, without a similar reduction in SAIF premiums, places the Bank at a competitive disadvantage since BIF insured institutions can either: (1) pass through to depositors in the form of higher rates the reduction in deposit premiums, which would cause the Bank to increase rates on its deposits without an offsetting reduction in premium expense;
(2) increase BIF insured institutions profitability, which may not be available to the Bank; or (3) a combination of both. Management continues to monitor the situation and is working with the various trade associations the Bank is affiliated with to achieve equality in the insurance premium assessment.

     Legislation has been proposed in Congress to recapitalize the SAIF fund and possibly consolidate the BIF and SAIF funds. One feature of this proposal calls for a special one-time assessment on all SAIF- insured institutions of up to 80 basis points to bring the SAIF fund up to its required level of capitalization. It is assumed that after this assessment takes place, that the on-going level of insurance premium assessments for the SAIF-insured institutions would be reduced to the same range as the BIF-insured institutions. Based upon the Bank's deposit base at March 31, 1996, the special assessment could cause a charge to earnings of approximately $3.1 million, while a reduction in the insurance premium assessment rate from 23 basis points to 4 basis points would reduce annual premium expenses by approximately $.7 million. It is not known at this time when and if this legislation will be approved and implemented.

Results of Operations for the Three Months Ended March 31, 1996 and
1995

     Net income for the three months ended March 31, 1996 was $2,978,000 as compared to $1,705,000 for the same quarter in 1995. Increased volume of new multi-family originations, lower non-performing assets, improved margins and increased gains on sale of REO were the primary reasons for the $1,273,000 or 74.7% improvement. The following is a detailed analysis of the components of net income for this period.
PAGE

Interest Income

     Total interest income for the quarter ended March 31, 1996 increased by $2,208,000, or 19.6% to $13,454,000 as compared to $11,246,000 for the quarter ended March 31, 1996. Average interest earning assets increased by $49,797,000 to $558,046,000 and the yield on these assets increased by 41 basis points to 9.26% for the period ended March 31, 1996 as compared to $508,249,000 and 8.85% for the same quarter in 1995. The increase was primarily due to increased multi-family mortgage originations at favorable interest rates and lower non-performing assets.

     Interest income on first mortgage and other loans increased by $4,648,000, or 57.7% to $12,699,000 for the quarter ended March 31,
1996 as compared to $8,051,000 for the same quarter in 1995. The average balance of first mortgage and other loans increased by $154,953,000 to $508,234,000 and the yield increased by 46 basis points to 9.57% as compared to $353,281,000 and 9.12% for the same quarter in 1995. The current quarter increase was primarily the result of the increased lending activity over the past four quarters at attractive interest rates and the dissolution of the multi-family mortgage-backed securities in June, 1995. Included in interest income but excluded from the yield calculation, were interest recoveries of approximately $252,000 and accelerated discounts of approximately $286,000. The interest items were previously reserved due to the delinquent status of the loans that they were associated with. The accelerated discounts were associated with the high level of prepayments that the Bank experienced during the quarter.

     Interest income on mortgage-backed securities decreased by $2,424,000, or 89.3% to $290,000 for the quarter ended March 31, 1996 as compared to $2,714,000 for the same quarter in 1995. Amortization, prepayments and the dissolution of approximately $102,711,000 of mortgage-backed securities in June, 1995 decreased the average balance by $107,220,000 to $15,975,000 and the yield decreased to 7.26% as compared to $123,195,000 and 8.81% for the same quarter in 1995.

     Interest income on investment securities decreased by $24,000, or 6.5% to $348,000 for the quarter ended March 31, 1996 as compared to $372,000 for the same quarter in 1995. While the average balance increased by $526,000 to $24,815,000 for the current quarter as compared to $24,289,000 for the same quarter in 1995, the lower interest rate environment over the past twelve months decreased the average yield by 52 basis points to 5.61% from 6.13%.

     Interest income on federal funds increased by $8,000, or 7.3% to $117,000 for the quarter ended March 31, 1996 as compared to $109,000 for the same quarter in 1995. The primary reason for the increase was a 20.6% increase in the average balance during the current quarter offset by a decrease in the average yield of 70 basis points to 5.13% for the quarter ended March 31, 1996 as compared to 5.83% for the same quarter in 1995. The increase in the average balance was in anticipation of additional multi-family mortgage originations.

Interest Expense

     Total interest expense increased by $893,000, or 17.2% to $6,099,000 for the quarter ended March 31, 1996 as compared to $5,206,000 for the same quarter in 1995. The increase was primarily the result of an increase in average interest bearing liabilities of $38,305,000 to
PAGE

$497,015,000 from $458,710,000 and an increase in the average cost of funds of 33 basis points to 4.93% from 4.60% for the quarter ended March 31, 1996 as compared to the same quarter in 1995. The increase occurred as part of the funding mechanism for the increased mortgage originations which took place during the past four quarters.

     Interest expense on deposits increased by $730,000, or 22.2% to $4,026,000 for the quarter ended March 31, 1996 as compared to $3,296,000 for the same quarter in 1995. The primary reasons for the increase were higher interest rates and a shift in balances towards certificates of deposits over the past four quarters. The average cost of deposits increased by 48 basis points to 4.19% for the quarter ended March 31, 1996 as compared to 3.70% for the same quarter in 1995.

     Interest expense on borrowed funds increased by $210,000, or 14.1% to $1,696,000 for the quarter ended March 31, 1996 as compared to $1,486,000 for the same quarter in 1995. The primary reason for the increase was an increase in the average balance of borrowed funds of $16,101,000 to $95,933,000 for the quarter ended March 31, 1996 as compared to $79,832,000 for the same quarter in 1995. The increase in volume was offset by a decline in the average cost of borrowed funds which dropped by 44 basis points to 7.11% as compared to 7.55%. This decrease in the average cost of borrowed funds was primarily the result of higher rate borrowings that matured during the past four quarters and were replaced by lower rate borrowings.

     Interest expense on CMO's declined by $47,000, or 11.1% to $377,000 for the quarter ended March 31, 1996 as compared to $424,000 for the same quarter in 1995. The decrease was primarily the result of a $3,792,000 decrease in the average balance of this category due to principal reductions of the debt obligation. This decrease is expected to continue as the average balance declines and the Bank currently has no intention of issuing any new CMO's.

Net Interest Income

     Net interest income increased by $1,315,000, or 21.8% to $7,355,000 for the quarter ended March 31, 1996 as compared to $6,040,000 for the same quarter in 1995. The increase is the result of the net changes to each of the interest income and interest expense generating categories as previously discussed.
The Bank's interest spread increased by 8 basis points to 4.33% for the quarter ended March 31, 1996 as compared to 4.25% for the same quarter in 1995 while the interest margin increased by 17 basis points to 4.87% as compared to 4.70%. The ratio of average interest earning assets to average interest bearing liabilities increased to 112.3% for the quarter ended March 31, 1996 as compared to 110.8% for the same quarter in 1995.

Provision for Loan Losses

     The provision for loan losses decreased by $31,000 to $-0- for the quarter ended March 31, 1996 as compared to $31,000 for the
same quarter in 1995.   The zero provision quarter was predicated
upon the continuing trend of decreased delinquencies and the adequate level of allowances as determined during the quarter end review. The amount of loans delinquent 90 days or more has continued to decline as illustrated in the following table:

PAGE

                                          March 31,
                                    -----------------  Dollar   Percent
                                      1996     1995    Change    Change
                                    -------- -------- --------  ---------
Delinquent construction loans       $   --   $   170  $   (170) $(100.00)%
Delinquent one to four family loans   1,504    1,990      (486)   (24.42)%
Delinquent multi-family loans         6,314   17,093   (10,779)   (63.06)%
- --------------------------------------------------------------------------
Total delinquent loans              $ 7,818  $19,253  $(11,435)   (59.39)%
- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

     The decline has been a result of completed foreclosures, loan workouts and minimal new delinquencies in addition to a stabilization in property values due to an improving local real estate market. While this trend is positive for the Bank, it should be noted that the type of lending (multi-family residential) that the Bank has done and intends to do in the future involves larger loans and higher concentration risk and any downturn in the real estate market or non-payment on a large loan could cause this trend to reverse.

Other Income

     Other income increased by $888,000, or 132.9% to $1,556,000 for the quarter ended March 31, 1996 as compared to $668,000 for the same quarter in 1995. The primary reason for the increase is an increase in the net gain on sale of assets in the current quarter due to the sale of several REO properties at prices in excess of the recorded book value.

Other Expenses

     Other expenses increased by $89,000, or 2.6% to $3,477,000 for the quarter ended March 31, 1996 as compared to $3,388,000 for the same quarter in 1995. Compensation and benefits increased by $119,000 or 6.8%, primarily as a result of staff and merit increases. Marketing, professional fees and services increased by $180,000 or 79.7%, primarily as a result of an increased provision for expected legal fees related to past foreclosures and increased marketing expenses. These increases were offset by a zero provision for real estate losses and net income from REO operations.

Income Taxes

     Provision for income taxes increased by $872,000 to $2,456,000 for the quarter ended March 31, 1996 as compared to $1,584,000 for the same quarter in 1995 as a result of higher income before provision for income tax expense offset by the permanent benefit gained from the utilization of the percentage of taxable income method for the bad debt deductions in the calculation of state and local income taxes. Legislation is currently pending at the Federal level which would eliminate utilizing the percentage of taxable income method of bad debt reserves in future years; cause no recapture of pre-1988 bad debt reserves; and cause the recapture of post-1987 bad debt reserves over a six year period. In the absence of any state legislation to the contrary, the passage of the federal legislation would also cause a recapture through expense for previous permanent differences related to bad debt deductions taken at the state and local levels. This federal legislation is tied to the health insurance bill, the timing of the passage of which is uncertain at the present time. Management continues to monitor the situation at the federal and state levels through its' trade association to ensure a fair resolution of this issue.
PAGE

Results of Operations for the Six Months Ended March 31, 1996 and
1995

     Net income for the six months ended March 31, 1996 was $5,257,000 as compared to $3,142,000 for the same period in 1995.
Increased volume of new multi-family originations, lower non-performing assets, improved margins and increased gains on sale of REO were the primary reasons for the $2,115,000 or 67.3% improvement. The following is a detailed analysis of the components of net income for this period.

Interest Income

     Total interest income for the six month period ended March 31, 1996 increased by $4,773,000, or 22.1% to $26,395,000 as compared to $21,622,000 for the six month period ended March 31, 1996. Average interest earning assets increased by $57,323,000 to $556,569,000 and the yield on these assets increased by 63 basis points to 9.29% for the six month period ended March 31, 1996 as compared to $499,246,000 and 8.66% for the same period in 1995.
The increase was primarily due to increased multi-family mortgage originations at favorable interest rates and lower non-performing assets.

     Interest income on first mortgage and other loans increased by $9,372,000, or 60.7% to $24,813,000 for the six month period ended March 31, 1996 as compared to $15,441,000 for the same period in 1995. The average balance of first mortgage and other loans increased by $161,381,000 to $505,653,000 and the yield increased by 63 basis points to 9.60% as compared to $344,272,000 and 8.97% for the same period in 1995. The current period increase was primarily the result of the increased lending activity over the past four quarters at attractive interest rates and the dissolution of the multi-family mortgage-backed securities in June, 1995. Included in interest income but excluded from the yield calculation, were interest recoveries of approximately $252,000 and accelerated discounts of approximately $286,000. The interest items were previously reserved due to the delinquent status of the loans that they were associated with. The accelerated discounts were associated with the high level of prepayments that the Bank experienced during the second fiscal quarter.

     Interest income on mortgage-backed securities decreased by $4,714,000, or 88.8% to $592,000 for the six month period ended March 31, 1996 as compared to $5,306,000 for the same period in 1995. Amortization, prepayments and the dissolution of approximately $102,711,000 of mortgage-backed securities in June, 1995 decreased the average balance by $106,714,000 to $16,376,000 and the yield decreased to 7.23% as compared to $123,090,000 and 8.62% for the same period in 1995.

     Interest income on investment securities increased by $28,000, or 4.2% to $689,000 for the six month period ended March 31, 1996 as compared to $661,000 for the same period in 1995.

     Interest income on federal funds increased by $87,000, or 40.7% to $301,000 for the six month period ended March 31, 1996 as compared to $214,000 for the same period in 1995. The primary reason for the increase was a 41.2% increase in the average balance
during the current period.   The increase in the average balance
was in anticipation of additional multi-family mortgage originations.

Interest Expense

     Total interest expense increased by $2,284,000, or 22.9% to $12,262,000 for the six month period ended March 31, 1996 as compared to $9,978,000 for the same period in 1995. The increase was primarily the result of an increase in average interest bearing liabilities of $48,502,000 to $496,337,000 from $447,835,000 and an increase in the average cost of funds of 47 basis points to 4.94% from 4.47% for the six month period ended March 31, 1996 as compared to the same period in 1995. The increase occurred as part of the funding mechanism for the increased mortgage originations which took place during the past four quarters.

     Interest expense on deposits increased by $1,669,000, or 26.0% to $8,097,000 for the six month period ended March 31, 1996 as compared to $6,428,000 for the same period in 1995. The primary reasons for the increase were higher interest rates and a shift in balances towards certificates of deposits over the past four quarters. The average cost of deposits increased by 58 basis points to 4.19% for the six month period ended March 31, 1996 as compared to 3.61% for the same period in 1995.

     Interest expense on borrowed funds increased by $707,000, or 26.3% to $3,394,000 for the six month period ended March 31, 1996 as compared to $2,687,000 for the same period in 1995. The primary reason for the increase was an increase in the average balance of borrowed funds of $23,269,000 to $95,267,000 for the six month period ended March 31, 1996 as compared to $71,998,000 for the same period in 1995. The increase in volume was offset by a decline in the average cost of borrowed funds which dropped by 36 basis points to 7.13% as compared to 7.48%. This decrease in the average cost of borrowed funds was primarily the result of higher rate borrowings that matured during the past four quarters and were replaced by lower rate borrowings.

     Interest expense on CMO's declined by $92,000, or 10.7% to $771,000 for the six month period ended March 31, 1996 as compared to $863,000 for the same period in 1995. The decrease was primarily the result of a $3,773,000 decrease in the average balance of this category due to principal reductions of the debt obligation. This decrease is expected to continue as the average balance declines and the Bank currently has no intention of issuing any new CMO's.

Net Interest Income

     Net interest income increased by $2,489,000, or 21.4% to $14,133,000 for the six month period ended March 31, 1996 as compared to $11,644,000 for the same period in 1995. The increase is the result of the net changes to each of the interest income and interest expense generating categories as previously discussed.
The Bank's interest spread increased by 16 basis points to 4.35% for the six month period ended March 31, 1996 as compared to 4.19% for the same period in 1995 while the interest margin increased by 24 basis points to 4.89% as compared to 4.65%. The ratio of average interest earning assets to average interest bearing liabilities increased to 112.1% for the six month period ended March 31, 1996 as compared to 111.5% for the same period in 1995. PAGE

Provision for Loan Losses

     The provision for loan losses decreased by $204,000 to $-0-for the six month period ended March 31, 1996 as compared to
$204,000 for the same period in 1995.   The zero provision for the
first six months of the fiscal year was predicated upon the continuing trend of decreased delinquencies and the adequate level of allowances as determined during the quarter end review. The amount of loans delinquent 90 days or more has continued to decline as illustrated in the following table:

                                         March 31,
                                    -----------------  Dollar    Percent
                                      1996     1995    Change    Change
                                    -------- -------- --------  ---------
Delinquent construction loans       $   --   $   170  $   (170)  $(100.00)%
Delinquent one to four family loans  1,504     1,990      (486)    (24.42)%
Delinquent multi-family loans        6,314    17,093   (10,779)    (63.06)%
- ---------------------------------------------------------------------------
Total delinquent loans              $7,818   $19,253  $(11,435)    (59.39)%
- ---------------------------------------------------------------------------
- ---------------------------------------------------------------------------

     The decline has been a result of completed foreclosures, loan workouts and minimal new delinquencies in addition to a stabilization in property values due to an improving local real estate market. While this trend is positive for the Bank, it should be noted that the type of lending (multi-family residential) that the Bank has done and intends to do in the future involves larger loans and higher concentration risk and any downturn in the real estate market or non-payment on a large loan could cause this trend to reverse.

Other Income

     Other income increased by $1,014,000, or 95.4% to $2,077,000 for the six month period ended March 31, 1996 as compared to $1,063,000 for the same period in 1995. The primary reason for the increase is an increase in the gain on sale of assets, net in the current period due to the sale of several REO properties at prices in excess of the recorded book value.

Other Expenses

     Other expenses increased by $317,000, or 4.9% to $6,752,000 for the six month period ended March 31, 1996 as compared to $6,435,000 for the same period in 1995. Compensation and benefits increased by $244,000 or 7.3%, primarily as a result of staff and merit increases. Marketing, professional fees and services increased by $209,000 or 47.0%, primarily as a result of an increased provision for expected legal fees related to past foreclosures and increased marketing expenses. These increases were offset by a zero provision for real estate losses and net income from REO operations.

Income Taxes

     Provision for income taxes increased by $1,275,000 to $4,201,000 for the six month period ended March 31, 1996 as compared to $2,926,000 for the same period in 1995 as a result of higher income before provision for income tax expense offset by the permanent benefit gained from the utilization of the percentage of taxable income method for the bad debt deductions in the calculation of state and local income taxes. Legislation is currently pending at the Federal level which would eliminate utilizing the percentage of taxable income method of PAGE bad debt reserves in future years; cause no recapture of pre-1988 bad debt reserves; and cause the recapture of post-1987 bad debt reserves over a six year period. In the absence of any state legislation to the contrary, the passage of the federal legislation would also cause a recapture through expense for previous permanent differences related to bad debt deductions taken at the state and local levels. This federal legislation is tied to the health insurance bill, the timing of the passage of which is uncertain at the present time. Management continues to monitor the situation at the federal and state levels through its' trade association to ensure a fair resolution of this issue.

                     Part 2 - Other Information

Item 1. Legal Proceedings

     Not applicable.


Item 2. Changes in Securities

     Not applicable.


Item 3. Defaults Upon Senior Securities

     Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the security holders of BFS Bankorp, Inc. took place on February 21, 1996.

(b)  The following director was elected to a three year term:

          Eldon C. Hanes

     The following directors' terms of office continue after the meeting:

          Fredric H. Gould
          Todd M. Poland
          James A. Randall

(c) The following votes were received (there were no broker non-votes) as to each matter voted on at the annual meeting:

     (i)  Election of director:

          Eldon C. Hanes: 1,549,188 shares voted For; 4,543 shares voted Against.

     (ii) The ratification of KPMG Peat Marwick LLP as the
Company's auditors:
          1,543,104 shares voted For; 8,283 shares voted Against;
2,344 shares   Abstained.

     Each of the matters listed above were therefore approved.

Item 5. Other Information

  Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

       None.

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended
March 31, 1996.

Item 5. Other Information

  Not applicable.


Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

       None.

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter ended
December 31, 1995.

                           Signatures



  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                           BFS Bankorp, Inc.
                           (Registrant)


Date: May 9, 1996               By:  (s) James A. Randall
                                     ---------------------------
                                     James A. Randall
                                     President, Chief Executive
                                      Officer



Date: May 9, 1996               By:  (s) Gerard A. Perri
                                     ---------------------------
                                     Gerard A. Perri
                                     Senior Vice President, Chief
                                      Financial Officer