Form 10-Q
period 1996-06-30
BFS BANKORP INC
filed 1996-08-14
CIK 820900

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549
                           FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934


For the quarterly period ended June 30, 1996


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

Number of shares of common stock, par value $.01 per share outstanding (net of treasury stock) as of July 31, 1996: 1,635,488. PAGE

                BFS Bankorp Inc. & Subsidiaries
                           Form 10-Q
                       Table of Contents

PART 1 - FINANCIAL INFORMATION                              PAGE
     Item 1. Consolidated Financial Statements (Unaudited)

          Consolidated Statements of Financial Condition      3
           as of June 30, 1996 and September 30, 1995

          Consolidated Statements of Income for the three     4
            and nine months ended June 30, 1996 and 1995

          Consolidated Statements of Changes in
           Stockholders' Equity for the nine months ended     5
           June 30, 1996

          Consolidated Statements of Cash Flows for the       6
           three and nine month periods ended June 30, 1996
           and 1995

          Notes to Consolidated Financial Statements          7

     Item 2. Management's Discussion and Analysis of the      9
           Financial Condition and Results of Operation

PART 2 - OTHER INFORMATION

     Item 1.  Legal Proceedings                               20

     Item 2.  Changes in Securities                           20

     Item 3.  Defaults upon Senior Securities                 20

     Item 4.  Submission of Matters to a Vote of Security
               Holders                                        20

     Item 5.  Other Information                               20

     Item 6.  Exhibits and Reports on Form 8-K                21

     Signature Page                                           22

PAGE

                 BFS Bankorp, Inc. & Subsidiaries
          Consolidated Statements of Financial Condition
                           (Unaudited)

                                     June 30, 1996          September 30, 1995
- -------------------------------------------------------------------------------
                                             (Dollars in thousands)

Assets:
Cash and due from banks              $  6,377              $  5,978
Federal funds and interest-
  bearing deposits                      5,000                14,000
Securities held to maturity, net
 (estimated market value of $20,345
 and $16,163 at June 30, 1996 and
 September 30, 1995, respectively)     20,548                16,135
Mortgage-backed securities held to
 maturity, net (estimated market
 value of $14,822 and $17,426 at
 June 30, 1996 and September 30,
 1995, respectively)                   14,852                 17,194

First mortgage and other loans        568,785                496,246
Allowance for loan losses              (6,149)                (5,359)
- -------------------------------------------------------------------------------
  Loan, net                           562,636                490,887

Premises and equipment, net             3,069                  2,671
Real estate owned                         610                    369
Accrued interest receivable             4,567                  4,259
Other assets                            3,665                  3,658
 Total assets                        $621,324               $555,151
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

Liabilities:
 Deposits                             399,629                388,562
 Borrowed funds                       137,950                 94,600
 Collateralized mortgage
  obligatiosn (CMOs)                   13,171                 15,183
 Mortgagors' escrow payments           12,953                 10,237
 Accrued expenses and other
  liabilities                           9,001                  5,757
- -------------------------------------------------------------------------------
   Total liabilities                  572,704                514,339
- -------------------------------------------------------------------------------

Stockholders' equity:
 Preferred stock, $.01 par value,
  2,000,000 shares authorized,
  none issued
 Common stock, $.01 par value,
  6,000,000 shares authorized,
  1,695,428 issued with 1,635,488
  outstanding at June 30, 1996
  and 1,694,567 issued and
  1,634,627 outstanding at
  September 30, 1995, respectively         17                     17
 Additional paid-in capital            10,742                 10,711
 Retained earnings                     38,445                 30,670
 Common stock acquired for
  Management Recognition Plan (MRP)       (19)                   (21)
 Common stock in Treasury, at cost;
  59,940 shares at March 31, 1996
  and September 30, 1995,
  respectively                           (565)                  (565)
- -------------------------------------------------------------------------------
    Total stockholders' equity         48,620                 40,812
- -------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                             $621,324               $555,151
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       BFS Bankorp, Inc. & Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                    June 30,                        June 30,
- --------------------------------------------------------------------------------------------------------------------
                                                               1996           1995            1996           1995
- --------------------------------------------------------------------------------------------------------------------
Interest income:
  First mortgage and other loans                             $12,910         $ 9,372        $37,723         $24,812
  Mortgage-backed securities                                     276           2,962            867           8,269
  Securities held to maturity                                    343             389          1,033           1,050
  Federal funds                                                   66             156            367             370
- --------------------------------------------------------------------------------------------------------------------
    Total interest income                                     13,595          12,879         39,990          34,501
- --------------------------------------------------------------------------------------------------------------------

Interest expense:
  Deposits                                                     4,131           3,668         12,228          10,096
  Borrowed funds                                               1,919           1,501          5,313           4,188
  Collateralized mortgage obligatiosn                            354             410          1,125           1,273
- --------------------------------------------------------------------------------------------------------------------
    Total interest expense                                     6,404           5,579         18,666          15,557
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

  Net interest income                                          7,191           7,300         21,324          18,944
Provision for loan losses                                         --             545             --             749
- --------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                              7,191           6,755         21,324          18,195

Other income:
  Loan fees and service charges                                  355             218            964             904
  Other fees, service charges and other income                   249             260            719             727
  Gain (loss) on sale of assets, net                             201              (5)           207             (44)
  Net gain on sale of assets                                      --             101          1,101              10
- --------------------------------------------------------------------------------------------------------------------
    Total other income                                           805             574          2,901           1,597
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
Other expenses:
  Compensation and benefits                                    1,916           1,619          5,510           4,969
  Occupancy and equipment                                        605             537          1,711           1,565
  Marketing, professional fees and services                      249             207            902             652
  SAIF deposit insurance premiums                                232             215            682             673
  Data processing service fees                                   158             142            477             435
  Provision for real estate losses                                --              37             --             203
  Other                                                          304             300            954             956
- --------------------------------------------------------------------------------------------------------------------
    Total other expenses                                       3,464           3,057         10,236           9,453
- --------------------------------------------------------------------------------------------------------------------

Income before provision for income tax expense                 4,532           4,272         13,989          10,339
Provision for income tax expense                               2,014           2,037          6,214           4,962
- --------------------------------------------------------------------------------------------------------------------
Net income                                                   $ 2,518         $ 2,235        $ 7,775         $ 5,377
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
  Primary earnings per share                                   $1.44           $1.30          $4.44           $3.14
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------
  Fully diluted earnings per share                             $1.44           $1.30          $4.44           $3.13
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

                               BFS Bankorp, Inc.
          Consolidated Statements of Changes in Stockholders' Equity
                                  (Unaudited)


                                                                 Common
                                           Additional             Stock
                                  Common   Paid-in    Retained  Acquired   Treasury
(In thousands)                     Stock   Capital    Earnings   for MRP    Stock    Total
- ---------------------------------------------------------------------------------------------
Nine Months Ended June 30, 1996

Balance at September 30, 1995    $ 17     $10,711     $30,670    $(21)     $(565)    $40,812
Net income for quarter ended
 December 31, 1995                 --          --       2,279      --         --       2,279
Amortization of MRP stock          --          --          --       1         --           1
- ---------------------------------------------------------------------------------------------

Balance at December 31, 1995       17      10,711      32,949     (20)      (565)     43,092
Net income for quarter ended
 June 30, 1996                     --          --       2,978      --         --       2,978
Incentive stock plan for outside
 directors issuance                --          31          --      --         --          31
Amortization of MRP stock          --          --          --       1         --           1
- ---------------------------------------------------------------------------------------------
Balance at March 31, 1996        $ 17     $10,742     $35,927    $(19)     $(565)    $46,102
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

Net income for quarter ended
 June 30, 1996                     --          --       2,518      --         --       2,518
- ---------------------------------------------------------------------------------------------
Balance at June 30, 1996         $ 17     $10,742     $38,445    $(19)     $(565)    $48,620
- ---------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

PAGE

                     BFS Bankorp, Inc. & Subsidiaries
                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                                June 30,                    June 30,
- ----------------------------------------------------------------------------------------------------------------------
                                                           1996           1995          1996       1995
- ----------------------------------------------------------------------------------------------------------------------
Net cash flows from operating activities:               $  2,518     $  2,235       $  7,775     $  5,377
 Net income
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Amortization of MRP and ESOP                                --             4             2           11
  Accretion of discounts, net of amortization
   of premiums                                              (201)         (208)         (939)        (304)
  (Increase) decrease in other assets                       (495)        2,628            (7)         530
  Increase in accrued expenses and other liabilities         (21)       (1,867)        3,244           44
  Increase in accrued interest receivable                   (299)         (267)         (308)        (699)
  Provisions ofr loan and real estate losses                  --           582            --          952
  (Gain) loss on sale of assets, net                          --          (101)       (1,011)         (10)
  Incentive stock plan for outside directors issuance         --            --            31           31
  Depreciation and amortization                              207           153           555          475
- ----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                  1,709         3,159         9,342        6,407
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Principal payments on mortgage and other loans          18,390         5,150        60,061       18,074
  Principal payments on mortgage-backed securities           747         4,179         2,329       10,397
  Mortgage and other loans sold                               --            --         7,699        6,762
  Real estate owned sold                                      --         3,005         6,761        6,020
  Investments in mortgage and other loans                (71,874)      (33,682)     (146,479)     (86,913)
  Investments in mortgage-backed securities                   --            --            --       (7,170)
  Maturities of securities held to maturity                4,490         2,710        18,040       10,238
  Purchases of securities held to maturity                (4,109)       (3,738)      (20,383)     (14,015)
  Net additions in premises and equipment                   (272)         (118)         (930)        (367)
- ----------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                    (52,628)      (22,494)      (72,902)     (56,974)
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in deposits, net of interest credited          10,637         9,185        11,067       13,253
  Increase in other borrowings                            43,650         9,935        43,350       41,935
  Principal payments on collateralized mortgage
  obligations                                               (691)         (637)        (2,174)      (1,979)
  Stock options exercised                                     --            97             --          174
  (Decrease) increase in advance payments by
    borrowers                                               (973)       (2,249)         2,716        1,699
- ----------------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities     52,323        16,331         54,959       55,082
- ----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents       1,404        (3,004)        (8,601)       4,515
Cash and cash equivalents at beginning of period           9,973        21,264         19,978       13,745
- ----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at ending of period           $ 11,377      $ 18,260       $ 11,377     $ 18,260
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                        $  2,891      $  2,559       $  5,040     $  4,669
    Interest on deposits and borrowed money             $  6,404      $  5,579       $ 18,666       10,153

Non-cash transactiosn:
  Transfer from loans to real estate owned              $     51      $     --       $  5,821     $    384
  Transfer of mortgage-backed securities held for
    sale, net to mortgage-backed securities held
    for maturity                                        $     --      $     --       $     --     $103,354
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

                BFS Bankorp, Inc. & Subsidiaries
      Notes to Unaudited Consolidated Financial Statements
                          June 30, 1996
Note 1:

     The accompanying unaudited consolidated financial statements include the accounts of BFS Bankorp, Inc. ("Company") and its wholly owned subsidiary, Bankers Federal Savings FSB ("Bank") and the Bank's wholly owned subsidiaries, BFED I Corporation, Bankers Federal Service Corporation, Fayette Properties, Inc., BFS Credit Corporation, BFS Finance Corporation and the inactive John Street Service Corporation, as of June 30, 1996 and September 30, 1995 and for the three and nine month periods ended June 30, 1996 and 1995.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1995, as presented on form 10-K. As such, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all necessary adjustments, consisting of normal recurring accruals necessary for fair presentation, have been included. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 financial statement presentation. The results of operations for the nine month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2:

     Primary and fully diluted earnings per share are computed based on net income for the three and nine month periods ended June 30, 1996 and 1995. The weighted average number of shares of common stock and common stock equivalents used in the computation of primary and fully diluted earnings per share are as follows:

                                                              Three Months Ended             Nine Months Ended
                                                                  June 30,                        June 30,
- ----------------------------------------------------------------------------------------------------------------------
                                                               1996            1995            1996            1995
- ----------------------------------------------------------------------------------------------------------------------
Number of shares used in the calculation of:
Primary earnings per share                                    1,753,918     1,719,576    1,751,818           1,714,989
Fully diluted earnings per share                              2,754,179     1,721,858    1,752,045           1,715,290


Note 3:

     In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. At June 30, 1996, the Bank had commitments outstanding to originate mortgage loans of approximately $32,658,000, all of which will be secured by multi-family residential properties. In addition, unused lines of credit approximated $158,000 at June 30, 1996. Loans serviced by the Bank for the benefit of others totaled approximately $48,945,000 at June 30, 1996, all of which are on a non-recourse basis. In June, 1996, the Bank renewed an overnight line of credit with the Federal Home Loan Bank of New York ("FHLBNY") in the amount of $28,155,350, which
PAGE
expires in June, 1997. The Bank utilizes the line of credit as is necessary to meet temporary cash needs and expects to renew the line of credit come June, 1997. As of June 30, 1996, the balance outstanding on the line of credit was $-0-.

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

     Under SFAS No. 114, a loan is considered impaired when, based on current information, it is probable that the borrower will be unable to pay contractual interest or principal payments as scheduled in the loan agreement. The Company's impaired loans are those non-consumer loans currently reported as nonaccrual.
Impaired loans for which the discounted cash flows, collateral value or market price exceeds the carrying value of the loan do not require an allowance under SFAS No. 114. The allowance for impaired loans for which the discounted cash flows, collateral value or market price is less than the carrying value of the loan is included in the Company's overall allowance for credit losses. The Company recognizes interest income on these loans to the extent received in cash.

     The following table sets forth impaired loan disclosures (in thousands) as of and for the nine months ended June 30, 1996:

Impaired loans with an allowance        $    --
Impaired loans without an allowance       7,842
                                        -------
  Total impaired loans                  $ 7,842
                                        -------
                                        -------

Allowance for impaired loans            $    --
                                        -------
                                        -------

Average balance of impaired loans
 during the period                      $10,455
                                        -------
                                        -------

Interest income recognized on impaired
  loans during the period               $   102
                                        -------
                                        -------

PAGE

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

Financial Condition

     The Company's total assets increased by $66.2 million to $621.3 million at June 30, 1996 from $555.2 million at September 30, 1995. The Company's total stockholders' equity increased by $7.8 million to $48.6 million at June 30, 1996 from $40.8 million at September 30, 1995. This increase is primarily the result of the net income recorded by the Company during the nine month period ended June 30, 1996. Origination of first mortgage loans totaled $146.5 million and $7.7 million of single family mortgage loans were sold. The funding for these new origination's came primarily from and increase in FHLB Advances of $43.4 million, an increase in Deposits of $11.1 million, a decrease of $9.0 million in Fed funds and the cash inflows associated with the repayments on loans and mortgage-backed securities, and increased mortgagors' escrow payments.

     Non-performing assets decreased to $7.5 million, or 1.21% of total assets at June 30, 1996, as compared to $13.7 million, or 2.46% of total assets at September 30, 1995. Loans 90 or more days delinquent decreased to $6.9 million or 1.22% of total loans at June 30, 1996 as compared to $13.3 million and 2.69% of total loans at September 30, 1995. Non-performing assets continue to decline through individual sales of real estate owned, resolutions of previously non-performing assets and minimal new non-performing assets.

     The following tables illustrate the segregation of the amount of non-performing assets (in thousands) by property type at the dates indicated:

                                                       Construction   1-4 Family   Multi-family   Total
- ----------------------------------------------------------------------------------------------------------------------
As of June 30, 1996
Loans 90 days or more delinquent                        $   --        $1,139        $ 5,775      $ 6,914
Real estate owned                                           --           293            317          610
- ----------------------------------------------------------------------------------------------------------------------
                                                        $   --        $1,432        $ 6,092      $ 7,524
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

As of September 30, 1995
Loans 90 days or more delinquent                        $  170        $1,732        $11,410      %13,312
Real estate owned                                           --           265            104          369
- ----------------------------------------------------------------------------------------------------------------------
                                                        $  170        $1,997        $11,514      $13,681
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------


     The following table is an analysis of the Bank's general allowance for loan losses (in thousands) for the periods indicated:

                                                         Three Months Ended           Nine Months Ended
                                                             June 30,                      June 30,
                                                      -----------------------      ------------------------
                                                        1996           1995         1996            1995
                                                      --------       --------      --------       ---------
Beginning Balance                                      $5,866        $4,824         $5,359        $4,684
Provision for loan losses                                  --           545             --           749
Chargeoffs
  One to four family                                       12            --             22            26
  Multi family                                             --           249             --           287
Recoveries - multi-family                                (295)           --           (812)           --
- ----------------------------------------------------------------------------------------------------------------------
Net (recoveries) chargeoffs                              (283)          249           (790)          313
- ----------------------------------------------------------------------------------------------------------------------
Ending balance                                         $6,149        $5,120         $6,149        $5,120
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Ratio of net chargeoffs to average loans               (0.05)%         0.06%         (0.15)%        0.09%
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
Ratio of allowance to total loans                        1.08%         1.05%          1.08%         1.05%
- ----------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
Ratio of allowance to non-performing loans              88.94%        25.37%         88.94%        25.37%
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------


     The following table is an analysis of the Bank's general allowance for real estate losses (in thousands) for the periods indicated:

                                  Three Months Ended  Nine Months Ended
                                        June 30,          June 30,
                                   ----------------- -------------------
                                     1996     1995     1996      1995
                                   -------- -------- --------  ---------
Beginning Balance                  $   --   $   --   $   --    $  207
Provision for loan losses              --       37       --       203
Chargeoffs
  One to four family                   --       --       --        34
  Multi family                         --       37       --       376
Recoveries - multi-family              --       --       --        --
- ----------------------------------------------------------------------------------------------------------------------
Net (recoveries) chargeoffs            --       37       --       410
- ----------------------------------------------------------------------------------------------------------------------
Ending balance                     $   --   $   --   $   --    $   --
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short term borrowings. This liquidity requirement, which is currently 5%, may be changed from time to time by the Office of Thrift Supervision ("OTS") to any amount within the range of 4% to 10%, depending upon economic conditions and the savings flow of member institutions. OTS regulations also require each
PAGE
member savings institution to maintain an average daily balance of short term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank at June 30, 1996 was 5.89%, which exceeded the then applicable 5% liquidity requirement. The Bank's short term liquidity ratio at June 30, 1996 was 3.37%.

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

     The following table depicts the Bank's regulatory capital for the periods indicated:

                           Tangible  Capital   Core    Capital Risk-based    Capital
                            Amount   Percent  Amount   Percent   Amount      Percent
                           -------- --------- ------   ------- ----------   ---------
As of June 30, 1996:
 Regulatory capital         $47,955   7.72%   $47,955   7.72%  $52,703       13.93%
 Regulatory requirement       9,320   1.50%    18,640   3.00%   30,276        8.00%
- ----------------------------------------------------------------------------------------------------------------------
 Excess capital             $38,635   6.22%   $29,315   4.72%  $22,427        5.93%
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

As of September 30, 1995:
 Regulatory capital         $40,080   7.22%   $40,080   7.22%  $44,418       12.83%
 Regulatory requirement       8,328   1.50%    16,655   3.00%   27,687        8.00%
- ----------------------------------------------------------------------------------------------------------------------
 Excess capital             $31,752   5.72%   $23,425   4.22%   $16,731       4.83%
- ----------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------

     In September, 1992, the OTS, jointly with the other Bank Regulatory agencies, issued regulations implementing the prompt correction provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations define three categories of capital that institutions will be measured against:
(1) a risk-based capital ratio which is the ratio of risk-based capital to risk-weighted assets; (2) a Tier 1 capital ratio which is the ratio of Tier 1 or core capital to risk-weighted assets; and
(3) a leverage capital ratio which is the ratio of core capital to adjusted total assets. An institution will be deemed well capitalized if its risk-based capital ratio is 10% or more, its Tier 1 capital is 6% or more, and its leverage capital is 5% or more and it is not subject to an OTS Order or Directive to meet and
maintain any other capital level.       An institution will be
deemed adequately capitalized if its risk-based capital ratio is not less than 8%, its Tier 1 capital is not less than 4%, and its leverage capital is not less than 4%. Any institution with capital levels lower than these would be deemed to be undercapitalized. PAGE

An institution is deemed significantly undercapitalized if its risk-based capital ratio is less than 6% or its Tier 1 capital ratio is less than 3%. An institution is deemed critically undercapitalized if its Tier 1 capital ratio is less than 2%. Based upon this criteria, the Bank would be deemed to be well capitalized at June 30, 1996.

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

     Legislation has been proposed in Congress to recapitalize the SAIF fund and possibly consolidate the BIF and SAIF funds. One feature of this proposal calls for a special one-time assessment on all SAIF- insured institutions of up to 80 basis points to bring the SAIF fund up to its required level of capitalization. It is assumed that after this assessment takes place, that the on-going level of insurance premium assessments for the SAIF-insured institutions would be reduced to the same range as the BIF-insured institutions. Based upon the Bank's deposit base at June 30, 1996, the special assessment could cause a charge to earnings of approximately $3.1 million, while a reduction in the insurance premium assessment rate from 23 basis points to 4 basis points would reduce annual premium expenses by approximately $.7 million. It is not known at this time when and if this legislation will be approved and implemented.

Results of Operations for the Three Months Ended June 30, 1996 and
1995

     Net income for the three months ended June 30, 1996 was $2,518,000 as compared to $2,235,000 for the same quarter in 1995. Increased volume of new multi-family originations, lower non-performing assets, and improved margins were the primary reasons for the $283,000 or 12.7% improvement. The following is a detailed analysis of the components of net income for this period.

Interest Income

     Total interest income for the quarter ended June 30, 1996 increased by $716,000, or 5.6% to $13,595,000 as compared to $12,879,000 for the quarter ended June 30, 1995. Average interest earning assets increased by $61,695,000 to $590,716,000 and the yield on
PAGE
these assets increased by 16 basis points to 9.21% for the period ended June 30, 1996 as compared to $529,021,000 and 9.05% for the same quarter in 1995. The increase was primarily due to increased multi-family mortgage originations and lower non-performing assets.

     Interest income on first mortgage and other loans increased by $3,538,000, or 37.8% to $12,910,000 for the quarter ended June 30,
1996 as compared to $9,372,000 for the same quarter in 1995. The average balance of first mortgage and other loans increased by $157,549,000 to $544,834,000 and the yield decreased by 20 basis points to 9.48% as compared to $387,285,000 and 9.68% for the same quarter in 1995. The current quarter increase was primarily the result of the increased lending activity over the past four quarters at attractive interest rates and the dissolution of the multi-family mortgage-backed securities in June, 1995.

     Interest income on mortgage-backed securities decreased by $2,686,000, or 90.7% to $276,000 for the quarter ended June 30,
1996 as compared to $2,962,000 for the same quarter in 1995. Amortization, prepayments and the dissolution of approximately $102,711,000 of mortgage-backed securities in June, 1995 decreased the average balance by $89,071,000 to $15,223,000 and the yield decreased to 7.25% as compared to $104,294,000 and 7.85% for the same quarter in 1995.

     Interest income on investment securities decreased by $46,000, or 11.8% to $343,000 for the quarter ended June 30, 1996 as compared to $389,000 for the same quarter in 1995. The average balance decreased by $1,352,000 to $25,439,000 for the current quarter as compared to $26,791,000 for the same quarter in 1995 and the lower interest rate environment over the past twelve months decreased the average yield by 41 basis points to 5.39% from 5.81%.


     Interest income on federal funds decreased by $90,000, or 57.7% to $66,000 for the quarter ended June 30, 1996 as compared to $156,000 for the same quarter in 1995. The primary reason for the decrease was a 51.0% decrease in the average balance during the current quarter and a decrease in the average yield of 83 basis points to 5.00% for the quarter ended June 30, 1996 as compared to 5.83% for the same quarter in 1995.

Interest Expense

     Total interest expense increased by $825,000, or 14.8% to $6,404,000 for the quarter ended June 30, 1996 as compared to $5,579,000 for the same quarter in 1995. The increase was primarily the result of an increase in average interest bearing liabilities of $49,937,000 to $522,874,000 from $472,937,000 and an increase in the average cost of funds of 19 basis points to 4.92% from 4.73% for the quarter ended June 30, 1996 as compared to the same quarter in 1995. The increase occurred as part of the funding mechanism for the increased mortgage originations which took place during the past four quarters.

     Interest expense on deposits increased by $463,000, or 12.6% to $4,131,000 for the quarter ended June 30, 1996 as compared to $3,668,000 for the same quarter in 1995. The primary reason for the increase was an increase in the average balance of $23,955,000 to $395,094,000 for the quarter ended June 30, 1996 as compared to $371,139,000 for the same quarter in 1995. The average cost of deposits increased by 24 basis points to 4.21% for the quarter ended June 30, 1996 as compared to 3.96% for the same quarter in 1995.
PAGE

Interest expense on borrowed funds increased by $418,000, or 27.9% to $1,919,000 for the quarter ended June 30, 1996 as compared to $1,501,000 for the same quarter in 1995. The primary reason for the increase was an increase in the average balance of borrowed funds of $29,759,000 to $114,058,000 for the quarter ended June 30, 1996 as compared to $84,299,000 for the same quarter in 1995. The increase in volume was offset by a decline in the average cost of borrowed funds which dropped by 37 basis points to 6.77% as compared to 7.14%. This decrease in the average cost of borrowed funds was primarily the result of higher rate borrowings that matured during the past four quarters and were replaced by lower rate borrowings.

     Interest expense on CMO's declined by $56,000, or 13.7% to $354,000 for the quarter ended June 30, 1996 as compared to $410,000 for the same quarter in 1995. The decrease was primarily the result of a $3,777,000 decrease in the average balance of this category due to principal reductions of the debt obligation. This decrease is expected to continue as the average balance declines and the Bank currently has no intention of issuing any new CMO's.

Net Interest Income

     Net interest income decreased by $109,000, or 1.5% to $7,191,000 for the quarter ended June 30, 1996 as compared to $7,300,000 for the same quarter in 1995. The decrease is the result of the net changes to each of the interest income and interest expense generating categories as previously discussed.
The Bank's interest spread decreased by 3 basis points to 4.29% for the quarter ended June 30, 1996 as compared to 4.32% for the same quarter in 1995 while the interest margin increased by 4 basis points to 4.86% as compared to 4.82%. The ratio of average interest earning assets to average interest bearing liabilities increased to 113.0% for the quarter ended June 30, 1996 as compared to 111.9% for the same quarter in 1995.

Provision for Loan Losses

     The provision for loan losses decreased by $545,000 to $-0-for the quarter ended June 30, 1996 as compared to $545,000 for the
same quarter in 1995.   The zero provision quarter was predicated
upon the continuing trend of decreased delinquencies and the adequate level of allowances as determined during the quarter end review. The amount of loans delinquent 90 days or more has continued to decline as illustrated in the following table:

                                        June 30,
                                   -----------------  Dollar    Percent
                                     1996     1995    Change    Change
                                   -------- -------- --------  ---------
Delinquent construction loans      $   --   $   170  $   (170) $(100.00)%
Delinquent one to four family loans 1,139     1,960      (821)   (41.89)%
Delinquent multi-family loans       5,775    18,050   (12,275)   (68.01)%
- -----------------------------------------------------------------------------------------------------------
Total delinquent loans             $6,914   $20,180  $(13,266)   (65.74)%
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

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

Other Income

     Other income increased by $231,000, or 40.2% to $805,000 for the quarter ended June 30, 1996 as compared to $574,000 for the same quarter in 1995. The primary reason for the increase is an increase net income from real estate operations (receiver proceeds on previously foreclosed properties) and loan fees and service charges (fees from loan prepayments) offset by lower gains on sale of assets.

Other Expenses

     Other expenses increased by $407,000, or 13.3% to $3,464,000 for the quarter ended June 30, 1996 as compared to $3,057,000 for the same quarter in 1995. Compensation and benefits increased by $297,000 or 18.3%, primarily as a result of senior staff expansion and merit increases. Occupancy and equipment increased by $68,000 or 12.7%, due to branch refurbishing and computer upgrades. Marketing, professional fees and services increased by $42,000 or 20.3%, primarily as a result of increased advertising. These increases were offset by a zero provision for real estate losses.

Income Taxes

     Provision for income taxes decreased by $23,000 to $2,014,000 for the quarter ended June 30, 1996 as compared to $2,037,000 for the same quarter in 1995 as a result of higher income before provision for income tax expense offset by the permanent benefit gained from the utilization of the percentage of taxable income method for the bad debt deductions in the calculation of state and local income taxes. Legislation is currently pending at the Federal level which would eliminate utilizing the percentage of taxable income method of bad debt reserves in future years; cause no recapture of pre-1988 bad debt reserves; and cause the recapture of post-1987 bad debt reserves over a six year period. In the absence of any state legislation to the contrary, the passage of the federal legislation would also cause a recapture through expense for previous permanent differences related to bad debt deductions taken at the state and local levels. This federal legislation is tied to the health insurance bill, the timing of the passage of which is uncertain at the present time. Management continues to monitor the situation at the federal and state levels through its' trade association to ensure a fair resolution of this issue.

Results of Operations for the Nine months Ended June 30, 1996 and
1995

     Net income for the nine months ended June 30, 1996 was $7,775,000 as compared to $5,377,000 for the same period in 1995.
Increased volume of new multi-family originations, lower non-performing assets, improved margins and increased gains on sale of REO were the primary reasons for the $2,398,000 or 44.6% improvement. The following is a detailed analysis of the components of net income for this period.

Interest Income

     Total interest income for the nine month period ended June 30, 1996 increased by $5,489,000, or 15.9% to $39,990,000 as compared to $34,501,000 for the nine month period ended June 30, 1996.
Average interest earning assets increased by $58,789,000 to

 $567,960,000 and the yield on these assets increased by 59 basis points to 9.39% for the nine month period ended June 30, 1996 as compared to $509,171,000 and 8.80% for the same period in 1995. The increase was primarily due to increased multi-family mortgage originations at favorable interest rates and lower non-performing assets.

     Interest income on first mortgage and other loans increased by $12,911,000, or 52.0% to $37,723,000 for the nine month period ended June 30, 1996 as compared to $24,812,000 for the same period in 1995. The average balance of first mortgage and other loans increased by $160,105,000 to $518,714,000 and the yield increased by 47 basis points to 9.70% as compared to $358,609,000 and 9.23% for the same period in 1995. The current period increase was primarily the result of the increased lending activity over the past four quarters at higher interest rates and the dissolution of the multi-family mortgage-backed securities in June, 1995.

     Interest income on mortgage-backed securities decreased by $7,402,000, or 89.5% to $867,000 for the nine month period ended June 30, 1996 as compared to $8,269,000 for the same period in 1995. Amortization, prepayments and the dissolution of approximately $102,711,000 of mortgage-backed securities in June, 1995 decreased the average balance by $100,833,000 to $15,992,000 and the yield decreased to 7.24% as compared to $116,825,000 and 8.39% for the same period in 1995.

     Interest income on investment securities increased by $17,000, or 1.6% to $1,033,000 for the nine month period ended June 30, 1996 as compared to $1,050,000 for the same period in 1995.

     Interest income on federal funds decreased by $3,000, or 0.8% to $367,000 for the nine month period ended June 30, 1996 as compared to $370,000 for the same period in 1995.

Interest Expense

     Total interest expense increased by $3,109,000, or 20.0% to $18,666,000 for the nine month period ended June 30, 1996 as compared to $15,557,000 for the same period in 1995. The increase was primarily the result of an increase in average interest bearing liabilities of $48,980,000 to $505,183,000 from $456,203,000 and an increase in the average cost of funds of 37 basis points to 4.93% from 4.56% for the nine month period ended June 30, 1996 as compared to the same period in 1995. The increase occurred as part of the funding mechanism for the increased mortgage originations which took place during the past four quarters.

     Interest expense on deposits increased by $2,132,000, or 21.1% to $12,228,000 for the nine month period ended June 30, 1996 as compared to $10,096,000 for the same period in 1995. The primary reasons for the increase was an increase in the average balance of $27,322,000 to $389,259,000 for the nine month period ended June 30, 1996 as compared to $361,937,000 for the same period in 1995. The average cost of deposits increased by 47 basis points to 4.20% for the nine month period ended June 30, 1996 as compared to 3.73% for the same period in 1995.

     Interest expense on borrowed funds increased by $1,125,000, or 26.9% to $5,313,000 for the nine month period ended June 30, 1996 as compared to $4,188,000 for the same
PAGE
period in 1995. The primary reason for the increase was an increase in the average balance of borrowed funds of $25,432,000 to $101,531,000 for the nine month period ended June 30, 1996 as compared to $76,099,000 for the same period in 1995. The increase in volume was offset by a decline in the average cost of borrowed funds which dropped by 37 basis points to 6.99% as compared to 7.36%. This decrease in the average cost of borrowed funds was primarily the result of higher rate borrowings that matured during the past four quarters and were replaced by lower rate borrowings.

     Interest expense on CMO's declined by $148,000, or 11.6% to $1,125,000 for the nine month period ended June 30, 1996 as compared to $1,273,000 for the same period in 1995. The decrease was primarily the result of a $3,774,000 decrease in the average balance of this category due to principal reductions of the debt obligation. This decrease is expected to continue as the average balance declines and the Bank currently has no intention of issuing any new CMO's.

Net Interest Income

     Net interest income increased by $2,380,000, or 12.6% to $21,324,000 for the nine month period ended June 30, 1996 as compared to $18,944,000 for the same period in 1995. The increase is the result of the net changes to each of the interest income and interest expense generating categories as previously discussed.
The Bank's interest spread increased by 22 basis points to 4.46% for the nine month period ended June 30, 1996 as compared to 4.24% for the same period in 1995 while the interest margin increased by 29 basis points to 5.00% as compared to 4.71%. The ratio of average interest earning assets to average interest bearing liabilities increased to 112.4% for the nine month period ended June 30, 1996 as compared to 111.6% for the same period in 1995.

Provision for Loan Losses

     The provision for loan losses decreased by $749,000 to $-0-for the nine month period ended June 30, 1996 as compared to
$749,000 for the same period in 1995.   The zero provision for the
first nine months of the fiscal year was predicated upon the continuing trend of decreased delinquencies and the adequate level of allowances as determined during the quarter end review. The amount of loans delinquent 90 days or more has continued to decline as illustrated in the following table:



                                       June 30,
                                   -----------------  Dollar    Percent
                                     1996     1995    Change    Change
                                   -------- -------- --------  ---------
Delinquent construction loans      $   --   $   170  $   (170) $(100.00)%
Delinquent one to four family loans 1,139     1,960      (821)   (41.89)%
Delinquent multi-family loans       5,775    18,050   (12,275)   (68.01)%
- -----------------------------------------------------------------------------------------------------------
Total delinquent loans             $6,914   $20,180  $(13,266)   (65.74)%
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------

     The decline has been a result of completed foreclosures, loan workouts and minimal new delinquencies in addition to a stabilization in property values due to an improving local real estate market. While this trend is positive for the Bank, it should be noted that the type of lending (multi-family residential) that the Bank has done and intends to do in the future involves larger loans and higher concentration risk and any downturn in the real estate market or non-payment on a large loan could cause this trend to reverse.
PAGE

Other Income

     Other income increased by $1,304,000, or 81.7% to $2,901,000 for the nine month period ended June 30, 1996 as compared to $1,597,000 for the same period in 1995. The primary reason for the increase is an increase in the gain on sale of assets, net in the current period due to the sale of several REO properties at prices in excess of the recorded book value and net income from real estate operations.

Other Expenses

     Other expenses increased by $783,000, or 8.3% to $10,236,000 for the nine month period ended June 30, 1996 as compared to $9,453,000 for the same period in 1995. Compensation and benefits increased by $541,000 or 10.9%, primarily as a result of senior staff expansion and merit increases. Occupancy and equipment increased by $146,000, or 9.3% primarily due to branch refurbishing and computer upgrades. Marketing, professional fees and services increased by $250,000 or 38.3%, primarily as a result of an increased provision for expected legal fees related to past foreclosures and increased advertising. These increases were offset by a zero provision for real estate losses.

Income Taxes

     Provision for income taxes increased by $1,252,000 to $6,214,000 for the nine month period ended June 30, 1996 as compared to $4,962,000 for the same period in 1995 as a result of higher income before provision for income tax expense offset by the permanent benefit gained from the utilization of the percentage of taxable income method for the bad debt deductions in the calculation of state and local income taxes. Legislation is currently pending at the Federal level which would eliminate utilizing the percentage of taxable income method of bad debt reserves in future years; cause no recapture of pre-1988 bad debt reserves; and cause the recapture of post-1987 bad debt reserves over a six year period. In the absence of any state legislation to the contrary, the passage of the federal legislation would also cause a recapture through expense for previous permanent differences related to bad debt deductions taken at the state and local levels. This federal legislation is tied to the health insurance bill, the timing of the passage of which is uncertain at the present time. Management continues to monitor the situation at the federal and state levels through its' trade association to ensure a fair resolution of this issue.
PAGE

                    Part 2 - Other Information

Item 1. Legal Proceedings

     Not applicable.


Item 2. Changes in Securities

     Not applicable.


Item 3. Defaults Upon Senior Securities

     Not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                            Signatures



     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                              BFS Bankorp, Inc.
                              (Registrant)


Date: August 12, 1996              By:  (s) James A. Randall
                                        ---------------------------
                                        James A. Randall
                                        President, Chief Executive
                                         Officer



Date: August 12, 1996              By:  (s) Gerard A. Perri
                                        ---------------------------
                                        Gerard A. Perri
                                        Senior Vice President,
                                        Chief Financial Officer