Form 10-K/A
period 1996-09-30
BFS BANKORP INC
filed 1997-01-28
CIK 820900

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20459

                        AMENDMENT NO.1 TO THE FORM 10-K

   Annual report pursuant to Section 13 or 15(d)of the Securities Exchange
                                  Act of 1934

For the fiscal year ended September 30, 1996     Commission file number: 0-16825

                                 BFS BANKORP, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                    13 - 3475050
          --------                                    ------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

              110 William Street NY, NY                     10038
              ---------------------------------------------------
            (Address of principal executive offices)       (Zip code)

      Registrant's telephone number, including area code   212-227-4040
                                ------------
Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.      Yes  [X]       No [_]

                               -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sales price of such stock on the NASDAQ National Market system on November 30, 1996 was approximately $30,259,000.

The number of shares outstanding of the registrant's Common Stock, the registrant's only class of outstanding capital stock, as of November 30, 1996, was 1,647,237 (net of treasury stock).

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

Name, Principal Occupation and
Business Experience for Past 5 Years
------------------------------------

                                   DIRECTORS

Fredric H. Gould, Age 61. Mr. Gould was appointed a Director of the Company and the Bank in April 1990. He is Chairman of the Board of BRT Realty Trust, a real estate investment trust, Vice Chairman of Georgetown Partners, Inc., and Chairman of the Board of One Liberty Properties, Inc., a publicly-traded real estate company. Prior to May, 1996, Mr. Gould was President of Georgetown Partners, Inc., which is the managing general partner of Gould Investors L.P., a publicly-traded real estate partnership. Mr. Gould also is a director of Sunstone Hotel Investors, Inc., a real estate investment trust.

Todd M. Poland, Age 49. Mr. Poland has been a Director of the Bank since September 1989 and of the Company since February 1990. He is a Partner in McCarter & English, Newark, New Jersey, a law firm.

James A. Randall, Age 41. Mr. Randall has been President and Chief Executive Officer of the Company and the Bank since August 1989. He has been a Director of the Bank since 1986 and of the Company since March 1988.

Eldon C. Hanes, Age 72. Mr. Hanes has been Chairman of the Board of Directors of the Company since August 1987 and of the Bank since January 1987. He has been a Director of the Bank since 1970. He retired as a Vice President of AT&T Information Systems in 1985 and he has been employed by Syska & Hennessy Inc., an engineering firm, as a consultant and assistant to the Chairman since then.

                    EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

  (Name, age and five year employment history of each executive officer of the
                                    Company)

Israel Rosenzweig, Age 48. Mr. Rosenzweig is Executive Vice President and Chief Lending Officer of the Company and the Bank.

Gerard A. Perri, Age 40. Mr. Perri is Senior Vice President and Chief Financial Officer of the Company and the Bank.

Edward Powers, Age 58. Mr. Powers is Senior Vice President and Chief Retail Banking Officer of the Company and the Bank.

Item 11.  Executive Compensation.

Executive Compensation

Compensation Committee Report. Under rules established by the SEC, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and other executive officers of the Company. The disclosure requirements for the Chief Executive Officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental executive compensation decisions affecting those individuals. In fulfillment of this requirement, the following report has been prepared for inclusion in this proxy statement.

All cash compensation paid to executive officers is paid by the Bank. The Company does not currently pay cash compensation to executive officers. The Executive Committee of the Board of Directors of the Bank (the "Committee") functions as the compensation committee of the Board, making recommendations to the full Board of Directors as to base salaries and incentive bonus awards. The members of the Bank's Executive Committee are the four members of the Board of Directors of the Company, including James A. Randall, President and Chief Executive Officer of the Company and the Bank. Mr. Randall offers input and advice as to executive compensation decisions affecting the members of senior management other than himself. Compensation decisions and recommendations as to Mr. Randall are made without the participation of Mr. Randall. The non-employee members of the Committee also administer the stock compensation plans previously adopted by the Company and/or the Bank.

The primary components of executive compensation in 1996 were base salary and incentive bonus awards. No stock option grants were made in fiscal 1996.

Base Salaries. Base salaries for senior management are reviewed annually on a cycle that coincides with the Company's September 30 fiscal year end. In general, the purpose of the annual salary review is to ensure that the Bank's base salary levels are competitive with financial institutions similar in size, geographic market and business profile in order for the Bank to attract and retain persons of high quality. In fiscal 1996, the Bank retained the services of the Buck Consulting Group to provide an independent outside survey and analysis of the appropriateness of senior management compensation. Buck Consulting Group salary data was based upon financial institutions engaged in comparable activities. The survey provided information as to the median salary by position for the institutions sampled. The Committee relied upon the median market salaries as indicated by the survey as a basis for establishing 1996 salary ranges for senior management positions, and it made adjustments to those ranges on the basis of Bank-specific criteria.

Incentive Bonus Awards. The Bank's Bonus Plan is designed to encourage individual excellence within a framework of company-wide success. In combination with competitive salaries and benefits, individual employees are given the opportunity to earn significant compensation, relative to one's responsibility, when the Bank's performance and an individual's performance are both at high levels. Upon the adoption of an incentive bonus plan several years ago, the Bank discontinued the practice of paying a separate Christmas bonus.

A bonus paid under the Bonus Plan is comprised of two separately calculated components - company performance and individual performance. An employee's total target bonus, as a percentage of his/her base salary, will be the sum of the target bonus based on company performance and the target bonus based on individual performance. The company performance component is based on net income and specifically-identified key performance criteria. The criteria for 1996, established at the beginning of the fiscal year, related to the regulatory capital of the Bank, the regulatory rating of the Bank, the level of non-performing assets, the level of multi-family originations, net interest income and net interest margin, and operating expenses. The individual performance component was based solely on an individual's and/or work team's performance against established objectives. The bonus for any individual employee can vary from zero to double their individual target bonus, based on their performance against these objectives.

Following the completion of fiscal 1996, the Chief Executive Officer submitted to the Committee his analysis under the bonus plan and his recommendations as to overall levels of bonus awards. Based on this report, the Committee approved, and recommended to the Board, a total bonus pool of $1,010,000 for all employees, including senior management. The Chief Executive Officer subsequently provided the Committee with his recommendations as to individual bonus awards for senior management, excluding himself, on the basis of the criteria set forth in the bonus plan and established at the beginning of the year. On the basis of this report, and after deliberations as to the appropriate level of bonus award for the Chief Executive Officer, the Committee made its recommendations to the Board of Directors as to individual bonus awards.

Compensation Of Chief Executive Officer. The Board of Directors approved a base salary for the Chief Executive Officer for fiscal 1996 of $260,000, which represented a 9.9% increase from the base salary provided in fiscal 1995. The 1996 salary level was based upon the compensation survey provided to the Committee. Following the end of the 1996 fiscal year, the Board of Directors also approved an award to the Chief Executive Officer of a $234,000 bonus for 1996. Each of these decisions was in accordance with the recommendations of the Committee. The bonus primarily reflected the Company's net income for fiscal 1996 of $9.2 million ($10.6 million prior to the special SAIF assessment), which significantly exceeded the target level of $6.9 million established at the beginning of the year for the bonus pool. Certain adjustments to financial statement net income were taken into account.

                              Executive Committee
     Eldon C. Hanes, Todd M. Poland, Fredric H. Gould and James A. Randall

Stock Performance Graph. The following table shows a five year comparison of cumulative total stockholder return on the Company's Common Stock, based on the market price of the Common Stock, with the cumulative total return of companies in the Nasdaq National Market and the S&P Savings and Loan Companies Index.

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
           AMONG BFS BANKORP INC., THE NASDAQ STOCCKMARKET-US INDEX
                  AND THE S&P SAVINGS & LOANS COMPANIES INDEX

                             [GRAPH APPEARS HERE]



                                  9/91     9/92     9/93     9/94     9/95     9/96
-----------------------------------------------------------------------------------

BFS BANKORP INC.                  100      100      365      612      753      1224

NASDAQ STOCK MARKET-US            100      112      147      148      204       242

S&P SAVINGS & LOANS COMPANIES     100       87      117      118      151       175
-----------------------------------------------------------------------------------

*$100 INVESTED ON 9/30/91 IN STOCK OR INDEX-
 INCLUDING REINVESTMENT OF DIVIDENDS.
 FISCAL YEAR ENDING SEPTEMBER 30.

       Summary Compensation Table. The following table sets forth the cash compensation paid by the Bank, for services rendered during the fiscal years ended September 30, 1996, 1995 and 1994, to the Chief Executive Officer and other executive officers of the Bank, who received an amount in salary and bonus in excess of $100,000 in the fiscal year ended September 30, 1996 ("Named Executive Officers").


=======================================================================================================================
                                           Annual Compensation               Long-Term Compensation
                                     -----------------------------------------------------------------
                            Fiscal                                               Awards       Payouts
                             Year                            Other      ------------------------------
                             Ended                           Annual     Restricted                         All Other
      Name and             September                      Compensation    Stock     Options/    LTIP      Compensation
 Principal Position           30,       Salary    Bonus       (1)         Awards    SARS (#)   Payouts        (3)
=======================================================================================================================
James A. Randall             1996      $257,831  $234,000     $--         $--        --       $--            $--
   President and Chief       1995       235,616   174,160      --          --        --        --             --
   Executive Officer         1994       225,654   137,500      --          --        --        --             9,358
-----------------------------------------------------------------------------------------------------------------------
Israel Rosenzweig (2)        1996      $163,615  $118,000     $--         $--        --       $--            $--
   Executive Vice            1995       134,423    84,000      --          --        --        --             --
   President and             1994          --        --        --          --        --        --             --
   Chief Lending
   Officer
-----------------------------------------------------------------------------------------------------------------------
Gerard A. Perri              1996      $122,466  $ 76,000     $--         $--        --       $--            $--
   Senior Vice               1995       111,875    54,000      --          --        --        --             --
   President and Chief       1994       102,762    45,500      --          --        --        --             2,755
   Financial Officer
------------------------------------------------------------------------------------------------------------------------
Edward Powers                1996      $ 89,618  $ 35,000     $--         $--        --       $--            $--
   Senior Vice               1995        85,508    30,000      --          --        --        --             --
   President and  Chief      1994        79,770    24,000      --          --        --        --             3,753
   Retail Banking
    Officer

=======================================================================================================================

-------------------------------------
(1) Perquisites for the fiscal years ended September 30, 1996, 1995 and 1994 did not exceed the lesser of $50,000 or 10% of the total of the salary and bonus as reported for the Named Executive Officers.
(2)  Mr. Rosenzweig first became an employee of the Bank in fiscal 1995.
(3) Represents the market value of shares allocated to the account of the employee under the ESOP during the fiscal year, which market value is as of December 31 of the respective year.

Employment Agreements

  On August 1, 1996, the Bank and the Company each entered into a revised employment agreement with Mr. Randall providing for a 36-month term at a minimum aggregate annual base salary of $273,000. Pursuant to the revised agreements, Mr. Randall is to serve as President and Chief Executive Officer of the Company and the Bank, and is to be nominated to the Board of Directors. Commencing each August 1st thereafter unless notice to the contrary is given by the Board of Directors, the agreements are renewed for an additional year such that the remaining term of the employment agreements will be 36 months. If not renewed, the agreements expire 36 calendar months following August 1 of the year in which notice is given. In addition to the base salary, the agreements provide, among other things, for participation in stock option plans, stock bonus plans and other fringe benefits applicable to executive personnel. Each agreement provides for termination of employment by the Bank or the Company for "cause," as defined therein, at any time. If termination of employment, purported to be for cause, is disputed, the parties shall proceed to arbitration. If it is subsequently determined that grounds for termination for cause did not exist, Mr. Randall is entitled to payments required under the employment agreements in the event of a termination other than for cause (as discussed below) or termination following a change in control, as appropriate. In the event the Bank and the Company choose to terminate Mr. Randall's employment for reasons other than for cause; or in the event of his resignation from the Bank and the Company upon failure to reappoint or reelect him to each of his current offices or because of a material lessening of his functions, duties or responsibilities without his consent, or in the event of a liquidation, dissolution, consolidation or merger of the Bank or the Company in which the Bank or the Company is not the surviving entity and to which Mr. Randall does not consent (such terminations shall be deemed to have occurred pursuant to an "event of termination"); he or, in the event of his death, his beneficiary would be entitled to a severance payment equal to three times the sum of (i) the highest rate of base salary paid to him at any time under the agreements, and (ii) the greater of (x) the average annual cash bonus paid to him for the three completed fiscal years prior to the event of termination or
(y) the cash bonus paid with respect to the fiscal year ended prior to the event of termination. If termination of Mr. Randall's employment by the Bank or Company follows a change in control of the Bank and the Company, as defined in the agreements, Mr. Randall would be entitled to a severance payment calculated in the same manner as set forth above for terminations upon the occurrence of an event of termination. If Mr. Randall voluntarily resigns following a change in control, he would instead be entitled to receive an amount equal to three times the highest annual rate of base salary paid to Mr. Randall at any time under the employment agreement. If his employment is terminated by the Company or the Bank other than for cause, or if Mr. Randall were to resign for the reasons referred to above, the Bank and the Company must also continue his life, health and disability insurance coverage until the earlier of 36 months following termination of employment or until he is employed by another employer. In the event of Mr. Randall's termination of employment due to disability, then during the first 12 months after such termination, Mr. Randall will be entitled to disability pay equal to his monthly rate of base salary, and thereafter his disability pay will equal 3/4 of his monthly rate of base salary until the earlier of his re-employment, normal retirement or death. In addition, the Bank or Company shall continue to provide Mr. Randall with life, health and disability coverage during this period.

     In August 1996, Bankers Federal also entered into employment agreements with Messrs. Perri and Rosenzweig, each providing for a 24-month term, with a minimum annual base salary of $129,675 and $173,250, respectively. Under the employment agreements, Mr. Perri is to serve as Senior Vice President and Chief Financial Officer and Mr. Rosenzweig is to serve as Executive Vice President and Chief Lending Officer for the Bank. On December 1 of each year, each employment agreement will be extended, unless notice of non-extension is given to the executive, so that the remaining term will be 24 months. If not renewed, the employment agreement will expire within 24 months following December 1 of the year in which notice is given. In addition to base salary, the agreements provide, among other things, for participation in stock option plans, stock bonus plans and other fringe benefits applicable to executive personnel. Similar to the employment agreement for Mr. Randall, the employment agreements provide for the termination of the executives employment by the Bank for "cause," as defined therein, at any time, subject to the requirement of arbitration in the event of dispute, and the requirement of payments to the executive in accordance with the employment agreement in the event that "cause" is found not to have existed. Also, if the Bank chooses to terminate Messrs. Perri or Rosenzweig's employment for reasons other than "cause" or the executive resigns his employment due to the occurrence of the same events of termination as set forth in Mr. Randall's employment agreement, the executive will be entitled to a severance payment equal to two times the highest annual rate of base salary plus average annual cash bonus (calculated in the same manner as under Mr. Randall's employment agreement). If termination of the executive's employment by the Bank follows a change in control, the executive will be entitled to a severance payment calculated in the same manner as calculated upon termination following an event of termination. If the executive resigns following a change in control, the executive will be entitled to receive an amount equal to the one times the highest annual rate of base salary paid to the executive at any time under the agreement. An executive entitled to severance payments under the employment agreement will also be entitled to continued life, health and disability coverage until the earlier of 24 months following termination of employment or until he is employed by another employer. In the event the executive is unable to perform his duties under the employment agreement for a period of 6 months due to disability, the Bank may terminate the employment agreement provided that it continues the executive's base salary and any other cash compensation paid to the executive for a period of one year.

Special Termination Agreement

     In addition, the Company had entered into an eighteen month special termination agreement with Mr. Edward Powers. The special termination agreement provided for payment of a severance benefit to Mr. Powers in the event of his involuntary termination of employment other than for "cause" or certain voluntary terminations of employment following a "change in control."
However, pursuant to an agreement with the Bank, Mr. Powers will take an early retirement from the Bank, effective March 1, 1997, and in connection therewith, the Bank will supplement his retirement benefit through payments with an aggregate present value of $150,000. This supplement is in lieu of any severance payment to which he would be entitled under the Special Termination Agreement upon termination following a change in control.

Severance Compensation Plan

     In August 1996, the Company and Bankers Federal have adopted an Employee Severance Compensation Plan ("Severance Plan") to provide certain officers and employees who are not parties to a written employment or special termination agreement with certain benefits in the event of certain terminations of employment at or following a change in control (as defined in the Severance
Plan) of the Company or Bankers Federal. Under the Severance Plan, a covered employee whose employment is terminated at or following a change in control other than for "cause," or who resigns following a change in control due to a reduction in salary or bonus, the assignment of duties, responsibilities, or status inconsistent with that prior to the change in control, a change in job location by more than 30 miles, or the employer's failure to continue any vacation benefits, pension plan, certain insurance benefits or its obligations under the Severance Plan following the change in control, is entitled to receive a severance payment from Bankers Federal, or its successor. The severance payment will be a lump sum cash payment equal to the sum of (i) the highest rate of annualized salary (total annual salary divided by 12) and (ii) the highest bonus paid with respect to any one year; in either case as to either (x) the three years preceding the termination of employment, or (y) the three years preceding the Change in Control, whichever is greater. In addition, a terminated participant will be entitled to continued life, medical and dental coverage for a period of 12 months following termination of employment. Any payment under the Severance Plan is subject to reduction in order to avoid an "excess parachute payment" as defined under Section 280G of the Internal Revenue Code.

Incentive Stock Option Plans

     The Board of Directors of the Company has established the Incentive Stock Option Plans which provide discretionary awards to its officers and key employees. The grant of awards under the Incentive Stock Option Plans is determined by a committee of the Board of Directors consisting of outside directors

(the "Option Plan Committee"), none of whom is eligible to receive options under the Plans. No options under the Stock Option Plans were granted to, or exercised by, the Named Executive Officers during the fiscal year ended September 30, 1996.

     Set forth below is certain information concerning options outstanding with respect to such Named Executive Officers at September 30, 1996.

====================================================================================================
                              AGGREGATED FISCAL YEAR-END OPTION VALUES
====================================================================================================
                                                 Number of Unexercised      Value of Unexercised In-
                                                       Options at             The-Money Options at
                                                    Fiscal Year-End           Fiscal Year-End (1)
                                                ----------------------------------------------------
                    Shares Acquired   Value     Exercisable/Unexercisable  Exercisable/Unexercisable
Name                 Upon Exercise   Realized                (#)                     ($)
----------------------------------------------------------------------------------------------------
James A. Randall        --             --                 104,952/--               $4,609,895/--
----------------------------------------------------------------------------------------------------
Gerard A. Perri         --             --                   9,000/--               $  389,000/--
----------------------------------------------------------------------------------------------------
Edward Powers           --             --                  10,268/--               $  462,060/--
====================================================================================================

----------------------------------
(1) Equals the difference between the aggregate exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on September 30, 1996, at which date the last sale price of the Common Stock as quoted on the Nasdaq National Market was $52.00.


Retirement Plan

     The Bank maintains and funds a tax-qualified defined benefit pension plan for its employees. All full-time employees age twenty-one and one-half years or older who have completed at least six months of service participate in the plan. The plan provides for a monthly benefit at age 65 equal to 1% of the "Average Monthly Compensation" (the average of the highest five years base salary) multiplied by the total number of years of employment, up to a maximum of forty years, plus one-half of one percent of the Average Monthly Compensation in excess of $400 multiplied by the total number of years of employment, computed to the nearest dollar. The maximum monthly benefit under the retirement plan is $10,000.

       The following table sets forth the estimated annual benefits payable upon retirement at age 65 in calendar year 1996, expressed in the form of a single life annuity, for the final average salary and benefit service classifications specified.


                  Amount of Annual Retirement Benefit with Credited
  Five Year                        Service of
   Average        -------------------------------------------------
Annual Salary      15 Years     20 Years     25 Years     30 Years
-------------     ----------  -----------  -----------  -----------
  $20,000           $ 4,140      $ 5,520      $ 6,900      $ 8,280
  $40,000             8,640       11,520       14,400       17,280
  $60,000            13,140       17,520       21,900       26,280
  $80,000            17,640       23,520       29,400       35,280
 $125,000            27,765       37,020       46,275       55,530
 $150,000            33,390       44,520       55,650       66,780


       Compensation covered by the retirement plan is total compensation received from the Bank, excluding bonuses, overtime, commissions, director's fees or other forms of special compensation, before reducing such compensation pursuant to a deferral election of the employee under any plan of the Bank established in accordance with the provisions of Section 401(k) or Section 125 of the Internal Revenue Code of 1986, as amended. At September 30, 1996, Messrs. Randall, Rosenzweig, Perri and Powers had 8, 1, 6 and 32 years of credited service, respectively.

Supplemental Executive Retirement Plan

       The Company has adopted a Supplemental Executive Retirement Plan ("SERP") for certain senior executives of the Company. Presently, Mr. Randall is the only participant in the SERP. The SERP supplements the benefits payable under the Retirement Plan and ESOP. The SERP provides a benefit, with respect to the Retirement Plan, equal to the amount to which a participant would have been entitled under the Retirement Plan but for maximum limitations under the Internal Revenue Code on annual benefits and the amount of compensation that may be taken into consideration in determining such benefit, reduced by the benefit actually paid from the Retirement Plan. The SERP also provides a benefit, with respect to the ESOP, equal to dollar amount which represents the difference (in fair market value of shares allocated to a participants account, plus earnings) between the ESOP benefit that a participant would have been entitled to but for the limitations on the maximum compensation that can be taken into account and the maximum contribution that can be made to a participants account; and the benefit that is actually paid from the ESOP. The SERP supplemental Retirement Plan benefit shall be paid in the same form and at the same time as the participant's benefit under the Retirement Plan. The SERP supplemental ESOP benefit shall be paid in cash, or in the event a trust has been established under the SERP to hold Common Stock and if elected by the participant, in stock of the Company. In the event of the participant's termination of employment in connection with a change of control (as defined in the SERP), the participant's SERP benefit shall become immediately due and payable in a lump sum amount equal to the sum of (i) the present actuarial value of the supplemental Retirement Plan benefit and (ii) the present value of the supplemental ESOP benefit.

Directors' Compensation

       Fees. Directors of the Bank are paid an annual retainer of $10,000 ($13,000 for the Chairman of the Board). The Chairman of the Audit Committee and the Savings Committee are also paid an annual retainer of $2,000. In addition, the Directors are paid a fee of $500 for each Board meeting attended.

Directors are paid a fee of $250 for attendance at Committee meetings, a fee of $200 for telephone participation at Board meetings, and a fee of $100 for telephone participation at Committee meetings. Directors of the Company currently do not receive cash fees for service on the Company's Board.

       Directors Stock Plan. Under the 1994 Incentive Stock Plan for Outside Directors (the "Directors Stock Plan"), each outside director of the Bank is granted an award of Common Stock, as of the date of each Annual Meeting of Stockholders of the Company, in an amount equal to $4,500 divided by the market value of the Common Stock on the grant date. An Award of Common Stock will be granted to each outside director of the Company, as of the date of each Annual Meeting of Stockholders of the Company, in an amount equal to $3,000 divided by the market value of the Common Stock on the grant date. In connection with the execution of the Merger Agreement by and among the Company, Dime Bancorp, Inc. and Fifth Avenue Property Corp., the Company has agreed that the outside directors will receive cash payments in lieu of restricted stock awards. Such payments will be made on or about the date of the Annual Meeting. All Awards under the Directors Stock Plan are subject to the restriction that if the Common Stock subject to such Award is sold within five years of the date of grant, 50% of the proceeds of sale would be required to be returned to the Company. The shares of Common Stock issued pursuant to any Award will bear a legend reflecting such restriction. The forfeiture provision would not apply to any sales of Common Stock following retirement from the Board at the normal director retirement age (73 years of age) or following the death or disability of an outside director, or to any sales following a change in control of the Company representing the acquisition by any person of 75% or more of the Common Stock of the Company. An aggregate of 10,000 shares are reserved for issuance pursuant to Awards to be granted under the Directors Stock Plan. As of January 27, 1997, 4,082 shares of Common Stock had been issued under the Directors Stock Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Persons and groups owning in excess of 5% of the Company's Common Stock are required to file certain reports regarding such ownership with the Company and with the SEC, in accordance with the Exchange Act. The following table sets forth information regarding persons known to be beneficial owners of more than 5% of the Company's Common Stock outstanding as of January 27, 1997.

                                Amount and Nature
Name and Address                  of Beneficial       Percent
Beneficial Owner                    Ownership        of Class
-----------------------------  --------------------  ---------
Gould BFS, Inc.                      891,664(1)        53.71%
60 Cutter Mill Road
Great Neck, New York  11021

James A. Randall                     155,674(2)         8.96%
110 William Street
New York, New York 10038

-----------------------------
(1)  Gould Investors, L.P. is the sole stockholder of Gould BFS, Inc.
     Fredric H. Gould, a director of the Company, is the sole director and President of Gould BFS, Inc. The shares reported include shares owned by Mr. Gould.
(2) Includes 77,817 shares of Common Stock that may be acquired pursuant to presently exercisable stock options.


SECURITY OWNERSHIP OF MANAGEMENT

        Set forth below is information regarding the beneficial ownership of the Common Stock by the directors and officers of the Company:


                                        AMOUNT AND NATURE OF
                                        BENEFICIAL OWNERSHIP        PERCENT
NAME AND PRINCIPAL OCCUPATION               OF STOCK (1)            OF CLASS
-----------------------------           --------------------        --------
Fredric H. Gould                             891,644(2)               53.71%
Todd M. Poland                                 6,567                   0.40%
James A. Randall                             155,674(3)                8.96%
Eldon C. Hanes                                 7,314                   0.44%
Israel Rosenzweig                                247                   0.01%
Gerard A. Perri                               15,328(4)                0.92%
Edward Powers                                 21,269(5)                1.27%

All directors and executive officers
as a group (nine persons)                  1,131,094(6)(7)            64.36%

--------------
(1) Unless otherwise indicated, each person effectively exercises sole (or shared with spouse) voting and dispositive power as to the shares reported.
(2)     Includes 891,604 shares owned by Gould BFS, Inc.
(3) Includes 77,817 shares that may be acquired pursuant to presently exercisable stock options.
(4) Includes 9,000 shares that may be acquired pursuant to presently exercisable stock options.
(5) Includes 10,268 shares that may be acquired pursuant to presently exercisable stock options.
(6) Includes 33,031 shares owned by two persons who are Directors of Bankers Federal Savings FSB (the "Bank"), but not Directors of the Company. Also includes 97,085 shares that may be acquired pursuant to presently exercisable stock options.
(7) Includes 10,398 shares of Common Stock owned by the Company's ESOP and allocated to the accounts of executive officers, and 1,670 shares held by the ESOP and allocated to the account of a director of the Bank who is also a former executive officer of the Bank and the Company, as to which shares the individuals may direct the voting. Excludes the remaining 34,480 shares owned by the ESOP, for the benefit of the employees of the Company and the Bank. The ESOP Administrative Committee administers the ESOP. Under the terms of the ESOP, shares of Common Stock allocated to the account of employees are voted in accordance with the instructions of the respective employees. Unallocated shares are voted by the ESOP Trustee as directed by the Administrative Committee. The Administrative Committee shall vote the unallocated shares in a manner that reflects the directions received from employees as to allocated shares, unless their fiduciary duties require otherwise.

Item 13.  Certain Relationships and Related Transactions.

Prior to August 1989, the Bank had a policy of making loans, in the ordinary course of business, to its Directors, officers and employees. Such loans did not involve more than the normal risk of January 27, 1997 collectibility and were on substantially the same terms as were available to the general public, except that the interest rate applicable to such loans was set at 1% above the Bank's average cost of funds and origination fees were waived. The current policy of the Bank is to extend loans to officers and Directors on substantially the same terms as those granted to others, including the interest rate, collateral and origination fees. Such loans do not involve more than the normal risk of collectibility.

          Set forth below is certain information as of September 30, 1996, relating to loans, that in the aggregate exceeded $60,000 during fiscal 1996, outstanding to executive officers and Directors of the Bank or the Company who had any loans from the Bank under the policy in effect prior to August 1989:

                                                   Unpaid
                                                   Highest     Balance
                                                   Balance       at
                              Date of  Type of    in Fiscal September 30,
Name                           Loan    Loan (1)     1996         1996      Rate
--------------               --------  ---------  --------- ------------   ----

Edward Powers..............  12/31/86  Mortgage    $156,537  $146,173      7.5%
 Senior Vice President and
 Chief Retail Banking
 Officer

--------------------------
(1) Represents a first mortgage loan secured by the individual's primary residence.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: January 28, 1997                BFS BANKORP, INC.


                                      By:  /s/ James A. Randall
                                           --------------------
                                           James A. Randall
                                           President and Chief Executive Officer