Form 10-Q
period 1996-12-31
BFS BANKORP INC
filed 1997-02-14
CIK 820900

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1996
                               -----------------

Commission File Number 0-16825
                       -------


                                BFS Bankorp, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3475050
---------------------------------                    ---------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)


110 William Street, New York, New York                           10038
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (zip code)


Registrant's telephone number, including area code:          (212) 227-4040
                                                    ----------------------------


                                 Not applicable
--------------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X       No
                                         ---



Number of shares of common stock, par value $.01 per share outstanding (net of treasury stock) as of January 31, 1997: 1,660,237.

                         BFS Bankorp Inc. & Subsidiaries
                                    Form 10-Q
                                Table of Contents




PART 1 - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

    Item 1.   Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Financial Condition
               as of December 31, 1996 and September 30, 1996                3

              Consolidated Statements of Income for the three
               months ended December 31, 1996 and 1995                       4

              Consolidated Statements of Changes in Stockholders'
               Equity for the three months ended December 31, 1996           5

              Consolidated Statements of Cash Flows for the three
               month periods ended December 31, 1996 and 1995                6

              Notes to Consolidated Financial Statements                     7

    Item 2.    Management's Discussion and Analysis of the
               Financial Condition and Results of Operation                  8


PART 2 - OTHER INFORMATION
--------------------------

    Item 1.  Legal Proceedings                                              14

    Item 2.  Changes in Securities                                          14

    Item 3.  Defaults upon Senior Securities                                14

    Item 4.  Submission of Matters to a Vote of Security Holders            14

    Item 5.  Other Information                                              14

    Item 6.  Exhibits and Reports on Form 8-K                               14

    Signature Page                                                          15

                       BFS Bankorp, Inc. & Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                                    December 31,      September 30,
                                                                                           1996               1996
                                                                                           ----               ----
                                                                                        (Dollars in thousands)
Assets:
Cash and due from banks                                                             $    10,470      $     8,794
Federal funds                                                                             5,000            5,000
Securities held to maturity, net (estimated market value of
 $21,989 and $21,856 at December 31, 1996 and September 30, 1996, respectively)          21,977           21,960
Securities available for sale, net                                                        1,320            1,364
Mortgage-backed securities held to maturity, net (estimated market value of
 $13,724 and $13,999 at December 31, 1996 and September 30, 1996, respectively)          13,531           14,203

First mortgage and other loans                                                          592,696          584,859
Allowance for loan losses                                                                (5,937)          (6,032)
                                                                                    -----------      -----------
 Loans, net                                                                             586,759          578,827

Premises and equipment, net                                                               3,145            3,178
Accrued interest receivable                                                               4,766            4,697
Other assets                                                                              3,546            5,157
                                                                                    -----------      -----------
 Total assets                                                                       $   650,514      $   643,180
                                                                                    -----------      -----------

Liabilities:
Deposits                                                                            $   433,033      $   410,324
Borrowed funds                                                                          125,731          146,253
Collateralized mortgage obligations (CMO)                                                12,007           12,594
Mortgagors' escrow payments                                                              20,422           11,676
Accrued expenses and other liabilities                                                    7,110           12,119
                                                                                    -----------      -----------
 Total Liabilities                                                                      598,303          592,966
                                                                                    -----------      -----------

Stockholders' equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, none issued                    --               --
Common stock, $.01 par value, 6,000,000 shares authorized:
 1,718,177 issued and 1,658,237 outstanding at December 31, 1996 and
 1,695,428 issued and 1,635,488 outstanding at September 30, 1996, respectively              17               17
Additional paid-in-capital                                                               10,819           10,742
Retained earnings, substantially restricted                                              41,849           39,906
Unrealized gain on available for sale securities net of tax of
 $100 and $121 at December 31, 1996 and September 30, 1996, respectively                    109              133
Common stock acquired for Management Recognition Plan (MRP)                                 (18)             (19)
Common stock in Treasury, at cost; 59,940 shares
 at December 31, 1996 and September 30, 1996, respectively                                 (565)            (565)
                                                                                    -----------      -----------
 Total stockholders' equity                                                              52,211           50,214
                                                                                    -----------      -----------

Total liabilities and stockholders' equity                                          $   650,514      $   643,180
                                                                                    -----------      -----------

         See accompanying notes to consolidated financial statements.

                        BFS Bankorp, Inc. & Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)



                                                           Three months ended
                                                              December 31,
                                                           1996          1995
                                                           ----          ----
                                                         (Dollars in thousands,
                                                         except per share data)
Interest income:
First mortgage and other loans                          $ 13,589      $ 12,114
Mortgage-backed securities                                   251           302
Securities held to maturity                                  409           341
Federal funds                                                102           184
                                                        --------      --------
 Total interest income                                    14,351        12,941
                                                        --------      --------

Interest expense:
Deposits                                                   4,629         4,071
Borrowed funds                                             2,179         1,698
Collateralized mortgage obligations                          326           394
                                                        --------      --------
 Total interest expense                                    7,134         6,163
                                                        --------      --------

Net interest income                                        7,217         6,778
Provision for loan losses                                      -             -
                                                        --------      --------
 Net interest income after provision for loan losses       7,217         6,778
                                                        --------      --------

Other income:
Loan fees and service charges                                163           200
Other fees, service charges and other income                 337           236
Net gain on sale of assets                                     5            84
                                                        --------      --------
 Total other income                                          505           520
                                                        --------      --------

Other expenses:
Compensation and benefits                                  2,375         1,719
Occupancy and equipment                                      618           528
Marketing, professional fees and services                    548           248
SAIF deposit insurance premiums                              187           222
Data processing service fees                                 165           156
Net loss from real estate operations                          38            77
Other                                                        496           325
                                                        --------      --------
 Total other expenses                                      4,427         3,275
                                                        --------      --------

Income before provision for income tax expense             3,295         4,023
Provision for income tax expense                           1,352         1,744
                                                        --------      --------
Net income                                              $  1,943      $  2,279
                                                        ========      ========

Primary earnings per share                              $   1.11      $   1.30
                                                        ========      ========
Fully diluted earnings per share                        $   1.11      $   1.30
                                                        ========      ========

          See accompanying notes to consolidated financial statements.

                                BFS Bankorp, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                   (Unaudited)


                                                                                             Common
                                                                 Additional                   Stock
                                                      Common        Paid-in     Retained   Acquired
                                                       Stock        Capital     Earnings    for MRP
                                                       -----        -------     --------    -------
For the Three Months Ended December 31, 1996
--------------------------------------------

Balance at September 30, 1996                     $       17   $     10,742  $    39,906  $     (19)
Net income for quarter ended December 31, 1996             -              -        1,943          -
Stock options exercised (22,749 shares)                    -             77            -          -
Change in unrealized gain on securities                    -              -            -          -
Amortization of MRP stock                                  -              -            -          1
                                                  ----------   ------------  -----------  ---------
Balance at December 31, 1996                      $       17   $     10,819  $    41,849  $     (18)
                                                  ==========   ============  ===========  =========
                                                                 Unrealized
                                                                    Gain on
                                                                 Securities
                                                   Treasury       Available
                                                      Stock        For Sale            Total
                                                      -----        --------            -----
For the Three Months Ended December 31, 1996
--------------------------------------------

Balance at September 30, 1996                     $    (565)    $       133      $    50,214
Net income for quarter ended December 31, 1996            -               -            1,943
Stock options exercised (22,749 shares)                   -               -               77
Change in unrealized gain on securities                   -             (24)             (24)
Amortization of MRP stock                                 -               -                1
                                                  ---------     -----------      -----------
Balance at December 31, 1996                      $    (565)    $       109      $    52,211
                                                  =========     ===========      ===========

           See accompanying notes to consolidated financial statements

                       BFS Bankorp, Inc. & Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                        Three Months Ended
                                                                            December 31,
                                                                         1996          1995
                                                                         ----          ----
Net cash flows from operating activities:
 Net income                                                             $  1,943       $  2,279
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Amortization of MRP and ESOP                                                 1              1
  Accretion of discounts, net of amortization of premiums                   (151)          (186)
  Decrease in other assets                                                 1,716          1,206
  (Decrease) increase in accrued expenses and other liabilities           (5,009)           408
  Increase in accrued interest receivable                                     69             57
  Net Gain on sale of assets                                                  (5)           (84)
  Depreciation and amortization                                              219            149
                                                                        --------       --------
Net cash provided by operating activities                                 (1,217)         3,830
                                                                        --------       --------

Cash flows from investing activities:
 Principal payments on mortgage and other loans                           12,929         17,790
 Principal payments on mortgage-backed securities                            673            827
 Mortgage and other loans sold                                                 -          7,106
 Real estate owned sold                                                       66              -
 Investments in mortgage and other loans                                 (20,949)       (43,473)
 Maturities of securities held to maturity                                 3,991          8,305
 Purchases of securities held to maturity                                 (4,008)        (8,323)
 Net additions in premises and equipment                                    (186)          (290)
                                                                        --------       --------
Net cash used in investing activities                                     (7,484)       (18,058)
                                                                        --------       --------

Cash flows from financing activities:
 Increase (decrease) in deposits, net of interest credited                22,709         (3,024)
 Decrease in other borrowings                                            (20,522)             -
 Principal payments on collateralized mortgage obligations                  (633)          (777)
 Stock options exercised                                                      77              -
 Increase in advance payments by borrowers                                 8,746          8,105
                                                                        --------       --------
Net cash provided by financing activities                                 10,377          4,304
                                                                        --------       --------
Net (decrease) increase in cash and cash equivalents                       1,676         (9,924)
Cash and cash equivalents at beginning of the period                      13,794         19,978
                                                                        --------       --------
Cash and cash equivalents at ending of the period                       $ 15,470       $ 10,054
                                                                        ========       ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
 Income taxes                                                           $  1,949       $  1,029
 Interest on deposits and borrowed money                                $  7,134       $  6,163

Non-cash transactions:
 Transfer from loans to real estate owned                               $    166       $  1,938

         See accompanying notes to consolidated financial statements.

                        BFS Bankorp, Inc. & Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                                December 31, 1996

Note 1:
------

           The accompanying unaudited consolidated financial statements include the accounts of BFS Bankorp, Inc. ("Company") and its wholly owned subsidiary, Bankers Federal Savings FSB ("Bank") and the Bank's wholly owned subsidiaries, BFED I Corporation, Bankers Federal Service Corporation, Fayette Properties, Inc., BFS Credit Corporation, BFS Finance Corporation and the inactive John Street Service Corporation, as of December 31, 1996 and September 30, 1996 and for the three month periods ended December 31, 1996 and 1995.

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and should be read in conjunction with the consolidated financial statements of the Company for the fiscal year ended September 30, 1996, as presented on form 10-K. As such, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Management, all necessary adjustments, consisting of normal recurring accruals necessary for fair presentation, have been included. Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 financial statement presentation. The results of operations for the three month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

Note 2:
------

           Primary and fully diluted earnings per share are computed based on net income for the three month periods ended December 31, 1996 and 1995. The weighted average number of shares of common stock and common stock equivalents used in the computation of primary earnings per share were 1,750,581 and 1,749,484 and fully diluted earnings per share were 1,750,318 and 1,749,825, each for the three months ended December 31, 1996 and 1995, respectively.

Note 3:
------

           In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the accompanying financial statements. At December 31, 1996, the Bank had commitments outstanding to originate mortgage loans of approximately $3,100,000, all of which will be secured by multi-family residential properties. In addition, unused lines of credit approximated $152,000 at December 31, 1996. Loans serviced by the Bank for the benefit of others totaled approximately $44,726,000 at December 31, 1996, all of which are on a non-recourse basis. In June, 1996, the Bank renewed an overnight line of credit with the Federal Home Loan Bank of New York ("FHLBNY") in the amount of $28,155,350, which expires in June, 1997. The Bank utilizes the line of credit as is necessary to meet temporary cash needs and expects to renew the line of credit in June, 1997. As of December 31, 1996, the balance outstanding on the line of credit was $13,000,000.

                        BFS Bankorp, Inc. & Subsidiaries
                   Management's Discussion and Analysis of the
                  Financial Condition and Results of Operations

General
-------

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

           On December 3, 1996, BFS Bankorp, Inc. announced it had entered into a definitive merger agreement with Dime Bancorp Inc., the holding company for The Dime Savings Bank of New York. Under the terms of the agreement, approved by the board of directors of both institutions, Dime Bancorp Inc. agreed to pay $52.00 in cash for each share of stock of BFS Bankorp, Inc., subject to upward adjustment under certain circumstances. The transaction is subject to the approval of the stockholders of BFS Bankorp, Inc., as well as federal banking regulators.

           The primary activity of the Company at this time is its ownership of all outstanding capital stock of the Bank. The Bank is principally engaged in the business of originating multi-family residential first mortgage loans and funding said loans by attracting retail deposits from the general public. The Bank may also borrow funds from the FHLBNY as a source of funds in lieu of or in addition to deposits. The Bank maintains a portion of its assets in investment securities including, but not limited to, US Government and agency securities, mortgage-backed securities and federal funds.

Financial Condition
-------------------

           The Company's total assets increased by $7.3 million to $650.5 million at December 31, 1996 from $643.2 million at September 30, 1996. The Company's total stockholders' equity increased by $2.0 million to $52.2 million at December 31, 1996 from $50.2 million at September 30, 1996. This increase is primarily the result of the net income recorded by the Company during the three month period ended December 31, 1996. Origination of first mortgage loans totaled $20.9 million during the quarter ended December 31, 1996. The funding for these new origination's came primarily from an increase in deposits of $22.7 million, an increase in mortgage escrow payments of $8.7 million and the cash inflows associated with the repayments on loans and mortgage-backed securities offset by a decrease in borrowed funds of $20.5 million.

           Non-performing assets increased to $7.6 million, or 1.17% of total assets at December 31, 1996, as compared to $6.7 million, or 1.04% of total assets at September 30, 1996. Loans 90 or more days delinquent increased to $7.2 million or 1.22% of total loans at December 31, 1996 as compared to $6.4 million or 1.10% of total loans at September 30, 1996.

           The following tables illustrate the segregation of the amount of non-performing assets (in thousands) by property type at the dates indicated:


As of December 31, 1996                                  1-4 Family    Multi-family        Total
-----------------------                                  ----------    ------------   ----------
Loans 90 days or more delinquent                         $    1,022    $     6,207    $   7,229
Foreclosed real estate                                          371              -          371
                                                         ----------    ------------   ----------
                                                         $    1,393    $     6,207    $   7,600
                                                         ==========    ============   ==========

As of September 30, 1996                                 1-4 Family    Multi-family       Total
-----------------------                                  ----------    ------------   ----------
Loans 90 days or more delinquent                         $    1,192    $     5,216    $   6,408
Foreclosed real estate                                          266              -          266
                                                         ----------    ------------   ----------
                                                         $    1,458    $     5,216    $   6,674
                                                         ==========    ============   ==========

As of December 31, 1995                 Construction     1-4 Family    Multi-family       Total
-----------------------                 ------------     ----------    ------------   ----------
Loans 90 days or more delinquent        $       170      $    1,680    $    10,484    $  12,334
Foreclosed real estate                            -             405          1,798        2,203
                                        ------------     ----------    ------------   ----------
                                        $       170      $    2,085    $    12,282    $  14,537
                                        ============     ==========    ============   ==========



           The Bank follows SFAS No. 114 which applies to all loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. The Bank's impaired loans under SFAS No. 114 includes the separate evaluation of all multi-family loans. The Bank's recorded investment in impaired loans was $6,309,000 with a related allowance of $937,000 and $6,408,000 with a related balance of $910,000 at December 31, 1996 and September 30, 1996, respectively. The average balance of impaired loans was $6,278,000 and $10,455,000 and recognized interest income was $44,000 and $102,000 for the quarters ended December 31, 1996 and 1995, respectively.

           The following table is an analysis of the Bank's general allowance for loan losses (in thousands) for the periods indicated:

                                                       Three Months Ended
                                                          December 31,
                                                        1996       1995
                                                        ----       ----
Beginning Balance                                    $  6,032   $  5,359
Provision for loan losses                                   -          -
Chargeoffs
  - One to four family                                     15         10
  - Multi-family                                           80          -
 Recoveries - Multi-family                                  -       (286)
                                                     --------   --------
 Net (recoveries) chargeoffs                               95       (276)
                                                     --------   --------
Ending balance                                       $  5,937   $  5,635
                                                     ========   ========
Ratio of net (recoveries)
 chargeoffs to average loans                             0.02%     -0.05%
                                                     --------   --------
Ratio of allowance to total loans                        1.00%      1.10%
                                                     --------   --------
Ratio of allowance to non-performing loans              82.13%     45.69%
                                                     ========   ========


Liquidity and Capital Resources
-------------------------------

           The Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short term borrowings. This liquidity requirement, which is currently 5%, may be changed from time to time by the Office of Thrift Supervision ("OTS") to any amount within the range of 4% to 10%, depending upon economic conditions and the savings flow of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The liquidity of the Bank at December 31, 1996 was 5.81%, which exceeded the then applicable 5% liquidity requirement. The Bank's short term liquidity ratio at December 31, 1996 was 2.55%.

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

           The following table depicts the Bank's regulatory capital for the periods indicated:

                                        Tangible Capital    Core Capital    Risk-based Capital
As of December 31, 1996                 Amount   Percent   Amount  Percent    Amount  Percent
-----------------------                 ------   -------   ------  -------    ------  -------
Regulatory capital                      $50,094    7.71%  $50,094    7.71%   $54,919   14.27%
Regulatory requirement                    9,747    1.50%   19,495    3.00%    30,792    8.00%
                                        -------    ----   -------    ----    -------    ----
Excess capital                          $40,347    6.21%  $30,599    4.71%   $24,127    6.27%
                                        =======    ====   =======    ====    =======    ====
                                        Tangible Capital    Core Capital    Risk-based Capital
As of September 30, 1996                Amount   Percent   Amount  Percent    Amount  Percent
------------------------                ------   -------   ------  -------    ------  -------
Regulatory capital                      $47,351    7.38%  $47,351    7.38%   $52,154   13.62%
Regulatory requirement                    9,629    1.50%   19,258    3.00%    30,642    8.00%
                                        -------    ----   -------    ----    -------    ----

Excess capital                          $37,722    5.88%  $28,093    4.38%   $21,512    5.62%
                                        =======    ====   =======    ====    =======    ====

           In September, 1992, the OTS, jointly with the other Bank Regulatory agencies, issued regulations implementing the prompt correction provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations define three categories of capital that institutions will be measured against: (1) a risk-based capital ratio which is the ratio of risk-based capital to risk-weighted assets; (2) a Tier 1 capital ratio which is the ratio of Tier 1 or core capital to risk-weighted assets; and (3) a leverage capital ratio which is the ratio of core capital to adjusted total assets. An institution will be deemed well capitalized if its risk-based capital ratio is 10% or more, its Tier 1 capital is 6% or more, and its leverage capital is 5% or more and it is not subject to an OTS Order or Directive to meet and maintain any other capital level. An institution will be deemed adequately capitalized if its risk-based capital ratio is not less than 8%, its Tier 1 capital is not less than 4%, and its leverage capital is not less than 4%. Any institution with capital levels lower than these would be deemed to be undercapitalized. An institution is deemed significantly undercapitalized if its risk-based capital ratio is less than 6% or its Tier 1 capital ratio is less than 3%. An institution is deemed critically undercapitalized if its Tier 1 capital ratio is less than 2%. Based upon this criteria, the Bank would be deemed to be well capitalized at December 31, 1996.

Results of Operations for the Three Months Ended December 31, 1996 and 1995
---------------------------------------------------------------------------

           Net income for the three months ended December 31, 1996 was $1,943,000 as compared to $2,279,000 for the same quarter in 1995. Expenses associated with the proposed merger with the Dime were the primary reason for the decrease in net income by $336,000 or 14.7%. The following is a detailed analysis of the components of net income for this period.

Interest Income
---------------

           Total interest income for the quarter ended December 31, 1996 increased by $1,410,000, or 10.9% to $14,351,000 as compared to $12,941,000 for the quarter ended December 31, 1995. Average interest earning assets increased by $80,680,000 to $635,753,000 while the yield on these assets decreased by 29 basis points to 9.03% for the period ended December 31, 1996 as compared to $555,073,000 and 9.32% for the same quarter in 1995. The increase in average balance was primarily due to increased multi-family mortgage originations and lower non-performing assets while the decrease in yield was primarily the result of prepayment of higher rate mortgages and lower rates on new originations due to the economic and competitive environment.

           Interest income on first mortgage and other loans increased by $1,475,000, or 12.2% to $13,589,000 for the quarter ended December 31, 1996 as compared to $12,114,000 for the same quarter in 1995. The average balance of first mortgage and other loans increased by $81,173,000 to $584,245,000 while the yield decreased by 33 basis points to 9.30% as compared to $503,072,000 and 9.63% for the same quarter in 1995. The current quarter increase was primarily the result of the increased lending activity over the past four quarters offset by lower yields due to prepayments of higher rate mortgages and lower rates on new originations due to the economic and competitive environment.

           Interest income on mortgage-backed securities decreased by $51,000, or 16.9% to $251,000 for the quarter ended December 31, 1996 as compared to $302,000 for the same quarter in 1995. Lower average balances due to amortization and prepayments was the primary reason for the decrease.

           Interest income on investment securities increased by $68,000, or 19.9% to $409,000 for the quarter ended December 31, 1996 as compared to $341,000 for the same quarter in 1995. The average balance increased by $7,519,000 to $29,834,000 for the current quarter as compared to $22,315,000 for the same quarter in 1995 while the average yield decreased by 63 basis points to 5.48% from 6.11% due to the lower interest rate environment.

           Interest income on federal funds decreased by $82,000, or 44.6% to $102,000 for the quarter ended December 31, 1996 as compared to $184,000 for the same quarter in 1995. The primary reason for the decrease was a decrease in the average balance of $5,110,000 to $7,798,000 during the current quarter and a decrease in the average yield of 46 basis points to

5.12% for the quarter ended December 31, 1996 as compared to $12,908,000 and 5.58% for the same quarter in 1995.

Interest Expense
----------------

           Total interest expense increased by $971,000, or 15.8% to $7,134,000 for the quarter ended December 31, 1996 as compared to $6,163,000 for the same quarter in 1995. The increase was primarily the result of an increase in average interest bearing liabilities of $69,554,000 to $565,212,000 from $495,658,000 and an increase in the average cost of funds of 6 basis points to 5.01% from 4.95% for the quarter ended December 31, 1996 as compared to the same quarter in 1995. The increase occurred as part of the funding mechanism for the increased mortgage originations which took place during the past four quarters.

           Interest expense on deposits increased by $558,000, or 13.7% to $4,629,000 for the quarter ended December 31, 1996 as compared to $4,071,000 for the same quarter in 1995. The primary reason for the increase was an increase in the average balance of $37,900,000 to $423,875,000 for the quarter ended December 31, 1996 as compared to $385,975,000 for the same quarter in 1995. The average cost of deposits increased by 13 basis points to 4.33% for the quarter ended December 31, 1996 as compared to 4.20% for the same quarter in 1995.

           Interest expense on borrowed funds increased by $481,000, or 28.3% to $2,179,000 for the quarter ended December 31, 1996 as compared to $1,698,000 for the same quarter in 1995. The primary reason for the increase was an increase in the average balance of borrowed funds of $34,225,000 to $128,825,000 for the quarter ended December 31, 1996 as compared to $94,600,000 for the same quarter in 1995. The increase in volume was offset by a decline in the average cost of borrowed funds which dropped by 43 basis points to 6.71% as compared to 7.14%. This decrease in the average cost of borrowed funds was primarily the result of the lower interest rate environment.

           Interest expense on CMO's declined by $68,000, or 17.3% to $326,000 for the quarter ended December 31, 1996 as compared to $394,000 for the same quarter in 1995. The decrease was primarily the result of a $2,571,000 decrease in the average balance of this category due to principal reductions of the debt obligation. This decrease is expected to continue as the average balance declines and the Bank currently has no intention of issuing any new CMO's.

Net Interest Income
-------------------

           Net interest income increased by $439,000, or 6.5% to $7,217,000 for the quarter ended December 31, 1996 as compared to $6,778,000 for the same quarter in 1995. The increase is the result of the net changes to each of the interest income and interest expense generating categories as previously discussed. The Bank's interest spread decreased by 35 basis points to 4.02% for the quarter ended December 31, 1996 as compared to 4.37% for the same quarter in 1995 while the interest margin decreased by 32 basis points to 4.58% as compared to 4.90%. The ratio of average interest earning assets to average interest bearing liabilities increased to 112.5% for the quarter ended December 31, 1996 as compared to 112.0% for the same quarter in 1995.

Provision for Loan Losses
-------------------------

           The provision for loan losses was $-0- for the quarter ended December 31, 1996 as well as for the same quarter in 1995. The zero provision quarter was predicated upon the adequate level of allowances as determined during the quarter end review, even though there was an increase in delinquent loans during the current quarter. The amount of loans delinquent 90 days or more declined over the past year as illustrated in the following table:

                                                          December 31,       Dollar   Percent
                                                        1996       1995      Change    Change
                                                        ----       ----      ------    ------
Delinquent construction loans                        $     -    $   170    $  (170)  -100.00%
Delinquent one to four family loans                    1,022      1,680       (658)   -39.17%
Delinquent multi-family loans                          6,207     10,484     (4,277)   -40.80%
                                                     -------    -------    -------     -----
Total delinquent loans                               $ 7,229    $12,334    $(5,105)   -41.39%
                                                     =======    =======    =======     =====

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

Other Income
------------

           Other income decreased by $15,000, or 2.9% to $505,000 for the quarter ended December 31, 1996 as compared to $520,000 for the same quarter in 1995. The primary reasons for the decrease were lower gains on sale of assets and mortgage prepayment fees offset by higher ATM fees.

Other Expenses
--------------

           Other expenses increased by $1,152,000, or 35.2% to $4,427,000 for the quarter ended December 31, 1996 as compared to $3,275,000 for the same quarter in 1995. Compensation and benefits increased by $656,000 or 38.2%, primarily as a result of merger-related severance expenses, merit increases and higher bonus provisions. Occupancy and equipment increased by $90,000 or 17.1%, due to branch refurbishing and computer upgrades. Marketing, professional fees and services increased by $300,000 or 121.0%, primarily as a result of merger-related legal expenses and increased advertising. SAIF deposit insurance premiums decreased by $35,000 or 15.8%, primarily from a rebate related to the recapitalization of the SAIF insurance fund. Other expenses increased by $171,000 or 52.6%, primarily from interest and penalties associated with the IRS audit of the Company's 1990 federal tax return.

Income Taxes
------------

           Provision for income taxes decreased by $392,000 to $1,352,000 for the quarter ended December 31, 1996 as compared to $1,744,000 for the same quarter in 1995 as a result of lower income before provision for income tax expense.

                          Part 2 - Other Information

Item 1. Legal Proceedings
-------------------------

        Not applicable.

Item 2. Changes in Securities
-----------------------------

        Not applicable.

Item 3. Defaults Upon Senior Securities
---------------------------------------

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

        Not applicable.

Item 5. Other Information
-------------------------

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a)   Exhibits

              None.

        (b)   Reports on Form 8-K

              The Company filed a Current Report on Form 8-K on December 11, 1996 with respect to the December 3, 1996 Agreement and Plan of Merger between BFS Bankorp, Inc., Dime Bancorp Inc. and Fifth Avenue Property Corp.

                                  Signatures

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.


                                       BFS Bankorp, Inc.
                                       (Registrant)

Date: February 14, 1997                 By:  /s/ James A. Randall
                                          -----------------------------------
                                          James A. Randall
                                          President, Chief Executive Officer

Date: February 14, 1997                 By:  /s/ Gerard A. Perri
                                           ----------------------------------
                                           Gerard A. Perri
                                           Senior Vice President,
                                           Chief Financial Officer